Form 10-Q
period 1993-11-30
DEKALB GENETICS CORP
filed 1994-01-13
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the three month period ended November 30, 1993 or

         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934

For the transition period from                 to

Commission file number:  0-17005


                          DEKALB Genetics Corporation
            (Exact name of registrant as specified in its charter)


          Delaware                                         36-3586793
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  3100 Sycamore Road, DeKalb, Illinois                            60115
(Address of principal executive offices)                        (Zip Code)


          815-758-3461
(Registrant's telephone number,
     including area code)


     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X    No


       Title of class                  Outstanding as of November 30, 1993
Class A Common, no par value                                 803,663
Class B Common, no par value                               4,335,733


Exhibit index is located on page 2

Total number of pages 15

                          DEKALB Genetics Corporation

                                     INDEX


                                                                  Page No.

Part I - Financial Information

  Management's Discussion and Analysis of Results of
  Operations and Financial Position                                 3-5

  Condensed Consolidated Statements of Operations for
  the three months ended November 30, 1993 and 1992                   6

  Condensed Consolidated Balance Sheets, November 30, 1993,
  1992 and August 31, 1993                                            7

  Condensed Consolidated Statements of Cash Flows
  for the three months ended November 30, 1993 and 1992               8

  Notes to Condensed Consolidated Financial Statements             9-11

  Report of Independent Accountants                                  12


Part II - Other Information                                          13

  EXHIBIT 11 - Computation of Net Earnings per Common and
  Common Equivalent Share for the three months ended
  November 30, 1993 and 1992                                         14

  EXHIBIT 15 - Letter Re Unaudited Interim Financial Information     15

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                            and Financial Position



Net earnings for the first quarter of fiscal 1994 were $0.9 million ($.18 per share) compared with $0.8 million ($.15 per share) in fiscal 1993. Compared with fiscal 1993 first quarter, consolidated revenues were $7.1 million lower in fiscal 1994 due largely to lower corn volume from Argentina. Poultry revenues were $1.0 million below fiscal 1993. Offsetting these revenue decreases were increased revenues from the swine ($2.5 million) and seed ($1.5 million) segments.

Current year earnings included $0.6 million ($.12 per share) of after-tax benefit related to the curtailment of the defined benefit portion of the company's retirement plans. Excluding that benefit and the cumulative effect of adopting the new standard for accounting for income taxes, net earnings were down $0.2 million ($.04 per share) primarily due to lower earnings in Argentina offset partly by improved results from the swine business.

             First Quarter Industry Segment Revenues and Earnings
                                  In Millions
                                  (Unaudited)


                                                      November        November
Revenues                                                1993            1992
 Seed                                                  $ 23.2          $ 31.8
 Swine                                                   13.0            10.5
 Poultry                                                  4.6             5.6
   Total revenues                                      $ 40.8          $ 47.9

Earnings
 Seed                                                  $  2.8          $  3.5
 Swine                                                    1.8             0.7
 Poultry                                                 (0.2)           (0.2)
   Total operations                                       4.4             4.0

 General corporate expenses                              (0.6)           (1.0)
 Net interest expense                                    (1.9)           (1.8)
   Earnings before income taxes and accounting change     1.9             1.2
 Income tax provision                                     0.7             0.4
   Earnings before cumulative effect
    of accounting change                                  1.2             0.8
 Cumulative effect of accounting change                  (0.3)              -

         Net Earnings                                  $  0.9          $  0.8

Seed

Seed revenue and earnings in the first quarter were primarily the result of southern hemisphere operations since the North American seed business and other northern hemisphere operations do not report any material sales and earnings until the second quarter.

International Seed

   International seed segment earnings decreased $0.9 million from prior year first quarter. In Argentina, revenues were down 32% due to a combination of lower hybrid corn planting intentions and weather-related planting delays, resulting in lower volume. While a portion of DEKALB's sales volume and revenues have been delayed until the second quarter, Argentine full year earnings will be down significantly from last year's record earnings as a result of lower hybrid corn planted acreage, together with higher crop costs and fixed operating expenses. Hybrid corn acreage in Argentina is now expected to decrease about 15% this year due in part to the unfavorable weather conditions but the company expects to maintain its leading corn market share.

North American Seed

   In the North American seed segment, early soybean shipments and fall alfalfa sales were both greater than in fiscal 1993 causing seed revenues to be $1.0 million over the prior year when a late harvest impacted early soybean shipments. Gross margin from these products was $0.3 million higher in fiscal 1994 as the result of the increased revenues. The incremental margin was partly offset by higher selling and research expenses. Corn shipments begin in the second quarter.

Swine

Swine segment earnings were $1.1 million higher than fiscal 1993 earnings with increases coming equally from breeding stock and market hog sales. Higher feed costs and a product mix shift towards higher cost direct sales products were more than offset by higher revenues. Operating expenses were equal to the prior year, reflecting in part a benefit resulting from the suspension of the defined benefit portion of the company's retirement plans.

Poultry

Poultry segment earnings were equal to the prior year. Lower domestic and export parent volume and lower grandparent volume were partially offset by reduced research expenses and improved commercial operations in both breeders and hatcheries. Operating expenses were below the prior year, largely due to a benefit resulting from the suspension of the defined benefit portion of the company's retirement plans.

General

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the company's retirement plans. This curtailment created a one-time after-tax benefit of $0.6 million to first quarter net earnings. Only the portion applicable to swine, poultry and corporate had an impact on first quarter net earnings. Due to the company's method of annualizing seed segment expenses to match expected revenues, the seed segment portion has been deferred.

The effective tax rate increased from 35% in the first quarter of fiscal 1993 to 37% in the same period of fiscal 1994. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. Fiscal 1993 ended with a tax benefit which was primarily attributable to lower earnings and a benefit associated with international seed losses incurred in that year and prior years, but realized in the fourth quarter of fiscal 1993.

The first quarter fiscal 1994 net earnings reflected the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". The cumulative effect of this accounting change was an after-tax charge to net earnings of $0.3 million, which was recorded in the current fiscal quarter.


Financial Position

During the first quarter, the net cash outflow from operations of $8.3 million was $23.9 million less than the comparable figure for the prior year. This was due largely to significantly lower inventory acquisition costs resulting from smaller crop production, and the generation of receipts from an early cash discount program which was not offered in the same period last year.

Cash requirements for the first quarter were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1995 and a $15 million facility available through November 29, 1994. The revolving credit facility limits total borrowings by establishing limits on certain balance sheet values and ratios. The most restrictive of these covenants requires the company to maintain tangible net worth greater than $65.0 million and at November 30, 1993, tangible net worth was $71.2 million. The company also has numerous uncommitted credit facilities available and draws upon them periodically, including during this first quarter.

Management believes its operating cash flow and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

      DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended November 30, 1993 and 1992
        (Dollars in millions except per share amounts)
  (Unaudited)


                                            November   November
                                               1993        1992
Revenues:
    Operating revenues                         39.1       47.2
    Royalty income                              1.7        0.7

                                               40.8       47.9
Cost and Expenses:
    Cost of operating revenues                 21.5       23.8
    Selling expenses                            5.4        7.3
    Research and development cost               5.3        5.9
    General and administrative expense          4.2        7.4

                                               36.4       44.4

         Operating Earnings                     4.4        3.5

Interest expense, net of interest income of
     $0.6 in 1993 and $0.2 in 1992             (1.9)      (1.8)
Other income, net                              (0.6)      (0.5)

Earnings before income taxes                    1.9        1.2
Income tax provision                            0.7        0.4

Earnings before cumulative effect of accou$     1.2  $     0.8

Cumulative effect of accounting change         (0.3)         -

NET EARNINGS                              $     0.9  $     0.8


     PRIMARY NET EARNINGS PER SHARE       $    0.18  $    0.15

     DIVIDENDS PER SHARE                  $    0.20  $    0.20


                            The accompanying notes are an integ

        DEKALB Genetics Corporation
     CONDENSED CONSOLIDATED BALANCE SHEETS
      November 30, 1993, 1992 and August 31, 1993
          (Dollars in millions)



                                             Novemb   Novemb    Aug
                                            1993    1992          1
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                  0.9      5.3      3.5
  Notes and accounts receivable, net of allowance for
    doubtful accounts of $1.5 at November 30, 1993
    $1.8 at November 30, 1992 and $1.6 at   34.8     39.0     36.8
  Inventories (Note 2)                     174.8    176.8    116.5
  Deferred income taxes                      6.2      7.0      6.4
  Other current assets                      15.6     22.4      3.4

    Total current assets                   232.3    250.5    166.6
Investments in and advances to related com   8.1      7.5      9.1
Intangible assets                           42.3     43.5     42.6
Other assets                                 7.7      4.6      4.8
Property, plant and equipment, at cost     235.2    229.3    232.1
   Less accumulated depreciation and amort(140.4)  (137.2)  (138.8)

      Net property, plant and equipment     94.8     92.1     93.3

Total assets                               385.2    398.2    316.4

Current liabilities:
  Notes payable                             65.7     59.3     55.1
  Accounts payable, trade                   61.5     65.6      6.8
  Other accounts payable                    15.5      3.8      5.5
  Other current liabilities                 26.0     40.6     32.6

    Total current liabilities              168.7    169.3    100.0
Deferred compensation and other credits      5.6      6.4      5.8
Deferred income taxes                       12.5     18.1     11.7
Long-term debt, less current maturities     85.1     91.2     85.2

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000   0.1      0.1      0.1
    Common, Class B; authorized 15,000,000   0.4      0.4      0.4
  Capital in excess of stated value         79.8     79.5     79.9
  Retained earnings                         38.1     39.0     38.2
  Currency translation adjustments (Note 3  (2.7)    (3.4)    (2.5)

                                           115.7    115.6    116.1
    Less treasury stock, at cost            (2.4)    (2.4)    (2.4)

      Total shareholders' equity           113.3    113.2    113.7

Total liabilities and shareholders' equi   385.2    398.2    316.4


                                 The accompanying notes are an inte

                          DEKALB Genetics Corporation
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the three months ended November 30
                              (Dollars in millions)
                                      (Unaudited)

                                                    November November
                                                     1993     1992
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                      $   0.9      0.8

   Adjustments to reconcile net income to net cash
      flow from operating activities:
      Depreciation and amortization                    2.9      2.7
      Interest on zero coupon note                       -      1.1
      Equity earnings, net of dividends                0.7      1.5
      Other                                            0.1      0.3
      Cumulative effect of accounting change           0.3        -

   Changes in assets and liabilities:
      Receivables                                      2.1     (2.5)
      Inventories                                    (58.1)   (78.5)
      Other current assets                           (12.1)   (16.7)
      Accounts payable                                64.7     52.2
      Accrued expenses                                (5.4)    11.8
      Other assets and liabilities                    (4.4)    (4.9)

   Net cash flow from operating activities         $  (8.3)   (32.2)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment         (4.1)    (3.4)
   Proceeds from sale of property, plant and equipme   0.1      0.1
   Other                                              (0.1)    (2.0)

   Net cash flow from investing activities         $  (4.1)    (5.3)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                         10.5     33.1
   Dividends paid                                     (1.0)    (1.0)
   Other                                               0.1      0.1

   Net cash flow from financing activities         $   9.6     32.2

   Net effect of exchange rates on cash                0.2      1.2

   Net increase in cash and cash equivalents          (2.6)    (4.1)
   Cash and cash equivalents, beginning of period      3.5      9.4

   Cash and cash equivalents, end of period        $   0.9      5.3

Supplemental Cash Flow Information
  Cash paid during the period for:
          Income taxes                             $   1.0      0.7
          Interest                                 $   1.8      0.9


                                The accompanying notes are an integral

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the company, a Condensed Consolidated Balance Sheet at November 30, 1992, is included herein as part of the condensed consolidated financial statements.

    The results presented (other than the Condensed Consolidated Balance Sheet at August 31, 1993) are unaudited but include, in the opinion of manage-ment, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the respective interim periods.

    Certain costs and expenses incurred in the U.S. and international seed businesses are charged against income as sales are recognized for interim reporting purposes. The company believes this method more closely matches revenues with expenses and results in more comparability of reporting periods within the year. Since there are only minor U.S. seed sales recorded in the first and fourth quarters, this method defers first quarter expenses related to sales which will occur later in the year, primarily in the second quarter; it also anticipates expenses incurred in the fourth quarter, primarily in the third quarter. Southern hemisphere international seed sales occur primarily in the first and second quarters and this same method anticipates future expenses from the third and fourth quarters and matches them against the first and second quarter revenues.

    The seed operations of the company comprise a substantial portion of the company's business each year. The first quarter results as presented should not be considered indicative of the results to be expected for the entire year.

2.  Inventories, valued at the lower of cost (principally LIFO and actual cost) or market, were as follows:
                                                         (In millions)
                                                  November  November  August
                                                    1993      1992     1993
    Commercial seed                               $160.8    $164.3   $104.7
    Commercial poultry and swine                     8.5       6.8      7.7
    Supplies and other                               5.5       5.7      4.1
                                                  $174.8    $176.8   $116.5

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



3. Foreign-currency assets and liabilities, except for operations in economies historically experiencing hyperinflation, are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements into their U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity. The following summarizes the activity in the translation adjustment account:

                                                        (In millions)
                                                      November  November
                                                        1993      1992
       Balance at September 1                          $ (2.5)   $ (1.2)
       Translation loss                                  (0.2)     (2.2)
       Balance at end of November                      $ (2.7)   $ (3.4)


   Aggregate exchange gains and losses arising from the translation of foreign currency transactions in other than the functional currency of the particular entity are included in income. Translation gains or losses in historically hyperinflationary economies are also included in income.

4. The company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, these actions will not result in a material adverse effect on the company's consolidated financial position.

   Most potential property losses are self-insured.

5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the company's retirement plans. This curtailment created a one-time after-tax benefit of $0.6 million to first quarter net earnings. Only the portion applicable to swine, poultry and corporate had an impact on first quarter net earnings. Due to the company's method of annualizing seed segment expenses to match expected revenues, the seed segment portion has been deferred.

6. Effective September 1, 1993, the company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse. As permitted by SFAS 109, the company has elected not to restate the financial statements of prior years.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



   The adoption of SFAS 109 resulted in the recognition of $0.3 million, or $.05 per share, of deferred federal tax expense. This amount is included as a charge to net income as the cumulative effect of change in accounting principle.

   The significant components of the company's deferred tax assets and deferred tax liabilities as of November 30, 1993 are presented below (in millions):

      Deferred tax assets:
            Research Expenditures                             $  6.5
            Deferred Compensation Plans                          3.6
            Inventory Valuation                                  3.2
            Other Deductible Temporary Differences               4.8
                  Total Gross Deferred Tax Assets              $18.1
                  Valuation Allowance                           (0.8)
                        Gross Deferred Tax Assets             $ 17.3

      Deferred Tax Liabilities:
            Purchase Price Allocations                        $ (8.8)
            Undistributed Foreign Earnings                      (6.3)
            Accelerated Tax Depreciation                        (6.0)
            Other Taxable Temporary Differences                 (2.5)
                  Gross Deferred Tax Liabilities              $(23.6)

      Net Deferred Tax Liability                              $ (6.3)



   The net deferred tax liability disclosed above equals the net deferred tax presentation on the balance sheet. The footnote disclosure classifies the components as assets or liabilities while the balance sheet discloses the current and long-term portion of those two classifications.

7. In fiscal 1994, the company classified royalty income as revenues rather than non-operating income. Prior years have been restated to conform with the current year presentation. In addition, certain other reclassifications have been made for comparable purposes. The restatements had no effect on net earnings.

<AUDIT REPORT>



                       Report of Independent Accountants




Board of Directors
DEKALB Genetics Corporation


We have made a review of the condensed consolidated balance sheets of DEKALB Genetics Corporation as of November 30, 1993 and 1992, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit made in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1993, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated October 12, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1993 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                              COOPERS & LYBRAND




Chicago, Illinois
January 11, 1994
/AUDIT REPORT

                                    Part II

                               OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 - Computation of Net Earnings per Common and Common Equivalent Share

     Exhibit 15 - Letter Re Unaudited Interim Financial Information

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended November 30, 1993.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DEKALB Genetics Corporation



Date: January 7, 1994                                  Thomas R. Rauman
                                                           (Signature)
                                                       Thomas R. Rauman
                                                    Vice President Finance,
                                                    Chief Financial Officer

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
             For the three months ended November 30, 1993 and 1992

                                                     November     November
                                                       1993         1992
PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,138,953   5,123,466
    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                             53,856      60,481

    Average number of common and common
    equivalent shares outstanding                    5,192,809   5,183,947

  Net Earnings
    Net earnings for primary earnings per share     $  912,000  $  777,000


  Primary Earnings Per Share                             $0.18       $0.15

FULLY DILUTED EARNINGS PER SHARE: (a)
  Shares
    Average shares outstanding                                   5,123,466

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at greater of closing or average market price                   62,060

    Weighted average shares assuming conversion
    of zero-coupon note                                          1,191,185

    Fully Diluted                                                6,376,711

  Net Earnings
    Net Earnings                                                $  777,000

    Add interest on zero-coupon note,
    net of tax effect                                              675,000

    Net earnings for fully diluted earnings
     per share                                                  $1,452,000


  Fully Diluted Earnings per Share                                   $0.23(b)

   (a)  Fully diluted earnings per share was not required in fiscal 1994.
   (b) This information was not presented on the Statement of Operations since the impact in the first quarter was anti-dilutive.

                                  EXHIBIT 15





Securities & Exchange Commission
Washington, D.C.  20549



We are aware that our report dated January 11, 1994, on our review of the interim financial information of DEKALB Genetics Corporation as of November 30, 1993 and 1992, and the three-month periods then ended, included in this Form 10-Q, is incorporated by reference into the Registration Statement No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8. Pursuant to Rule 436(c)
under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                          COOPERS & LYBRAND





Chicago, Illinois
January 12, 1994