Form 10-K/A
period 1993-08-31
DEKALB GENETICS CORP
filed 1994-02-28
CIK 835015

FORM 10-K/A




                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




                      AMENDMENT TO APPLICATION OR REPORT

         Filed pursuant to Section 12, 13, or 15(d) of THE SECURITIES

                             EXCHANGE ACT OF 1934


                           DEKALB Genetics Corporation
              (Exact name of registrant as specified in charter)


                                AMENDMENT NO. 1



      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:


                        Exhibit 28 - Additional Exhibit
                           Form 11-K


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 DEKALB Genetics Corporation
                                                         (Registrant)



                                          By:
                                                      Bruce P. Bickner
                                                Chairman and Chief Executive
                                                          Officer




Date: January 3, 1994

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549






                                   FORM 11-K

  (Mark One)
      X         Annual Report Pursuant to Section 15(d) of the
                Securities Exchange Act of 1934 (Fee Required)


                   For the fiscal year ended August 31, 1993


                                      OR


              Transition Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

              For the transition period from         to

                        Commission file number 33-33305





            DEKALB Genetics Corporation Savings and Investment Plan
                           (Full title of the plan)



                          DEKALB GENETICS CORPORATION
                              3100 Sycamore Road
                            DeKalb, Illinois 60115


          (Name of Issuer of the securities held pursuant to the plan and address of its principal executive office.)

                          DEKALB Genetics Corporation
                          Savings and Investment Plan




                   Report of Audits of Financial Statements
                          and Supplemental Schedules

                 For the years ended August 31, 1993 and 1992

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

                         INDEX TO FINANCIAL STATEMENTS




                                                                Page(s)

Report of Independent Accountants                                 2

Financial Statements:

 Statement of Net Assets Available for
  Plan Benefits as of August 31, 1993                             3

 Statement of Net Assets Available for
  Plan Benefits as of August 31, 1992                             4

 Statements of Changes in Net Assets Available
    for Plan Benefits for the years ended
    August 31, 1993 and 1992                                      5

 Notes to Financial Statements                                  6 - 10

Supplemental Schedules:

 Item 27a - Schedule of Assets Held for Investment
    Purposes at August 31, 1993                                11 - 12

 Item 27d - Schedule of Reportable Transactions
    for the year ended August 31, 1993                           13








Notes: Supplemental schedules required by the Employee Retirement Income Security Act that have not been included herein are not applicable to the DEKALB Genetics Corporation Savings and Investment Plan.

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee
DEKALB Genetics Corporation Savings
   and Investment Plan


We have audited the statements of net assets available for plan benefits of the DEKALB Genetics Corporation Savings and Investment Plan (the "Plan") as of August 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the Plan as of August 31, 1993 and 1992, and changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the accompanying index on page 1, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


COOPERS & LYBRAND




Chicago, Illinois
December 1, 1993

</AUDIT-REPORT>

DEKALB Genetics Corporation Savings and Investment Plan
Statement of Net Assets Available for Plan Benefits as of August 31, 1992


                                          MONEY        FIXED       CAPITAL      COMPANY       PFIZER
                             EQUITY       MARKET       INCOME    PRESERVATION    STOCK        STOCK     PARTICIPANT
ASSETS                        FUND         FUND         FUND         FUND         FUND         FUND      LOAN FUND      TOTAL

Investments, at fair market value:
  Company common stock                                                           $757,988                               $757,988
  Common stocks           $35,917,478                                                           65,817                35,983,295
  Corporate bond and
    bond investment funds                             3,276,734                                                        3,276,734
  U.S. Treasury bonds and notes                      13,052,572                                                       13,052,572
  Collective short-term
    investment fund         1,746,727   11,460,784      147,080                                  2,718                13,357,309
  Guaranteed investment account                                   18,953,044                                          18,953,044
  Participant loans                                                                                       1,184,790    1,184,790

        Total Investments  37,664,205   11,460,784   16,476,386   18,953,044      757,988       68,535    1,184,790   86,565,732

Receivables:
  Company contribution         61,122       18,145       19,126        9,262        9,005                                116,660
  Accrued interest and div     90,760       35,680      159,361           94        5,352          323                   291,570

                              151,882       53,825      178,487        9,356       14,357          323                   408,230

        Total Assets       37,816,087   11,514,609   16,654,873   18,962,400      772,345       68,858    1,184,790   86,973,962

         LIABILITIES
         Payable to termin    304,463       99,777      122,513      595,954       16,391                              1,139,098
         Other liabilities     18,899        6,426        8,494        6,774        7,430                                 48,023

         Total Liabilities    323,362      106,203      131,007      602,728       23,821                              1,187,121


NET ASSETS AVAILABLE
FOR PLAN BENEFITS         $37,492,725  $11,408,406  $16,523,866  $18,359,672     $748,524      $68,858   $1,184,790  $85,786,841


The accompanying notes are an integral part of these financial statements.

DEKALB Genetics Corporation Savings and Investment Plan
Statement of Net Assets Available for Plan Benefits as of August 31, 1993


                                          MONEY        FIXED       CAPITAL      COMPANY       PFIZER
                             EQUITY       MARKET       INCOME    PRESERVATION    STOCK        STOCK     PARTICIPANT
ASSETS                        FUND         FUND         FUND         FUND         FUND         FUND      LOAN FUND      TOTAL


  Company common stock                                                           $923,111                               $923,111
  Common stocks           $42,786,789                                                           53,676                42,840,465
  Corporate bond and
    bond investment funds                             7,015,421    1,292,904                                           8,308,325
  U.S. Treasury bonds and notes                      12,520,128                                                       12,520,128
  Collective short-term
    investment fund         1,352,211   10,532,700      335,669      531,117                     4,178          105   12,755,980
  Guaranteed investment ac          -                             17,727,605                                          17,727,605
  Participant loans                 -                                                                     1,255,046    1,255,046

        Total Investments  44,139,000   10,532,700   19,871,218   19,551,626      923,111       57,854    1,255,151   96,330,660

Receivables:
  Company Contributions         1,531        6,506            1            1         (620)                   18,600       26,019
  Accrued interest and div    103,084       28,632      136,278        1,239        7,536          370        5,410      282,549

                              104,615       35,138      136,279        1,240        6,916          370       24,010      308,568

        Total Assets       44,243,615   10,567,838   20,007,497   19,552,866      930,027       58,224    1,279,161   96,639,228


         LIABILITIES
         Other liabilities     15,767        7,202        6,604        6,408        5,054                     8,032       49,067

        Total Liabilities      15,767        7,202        6,604        6,408        5,054                     8,032       49,067


NET ASSETS AVAILABLE
FOR PLAN BENEFITS         $44,227,848  $10,560,636  $20,000,893  $19,546,458     $924,973      $58,224   $1,271,129  $96,590,161



The accompanying notes are an integral part of these financial statements.


DEKALB Genetics Corporation Savings and Investment Plan
Statement of Changes in Net Assets Available for Plan Benefits for the years ended August 31, 1993 and 1992


                                       MONEY         FIXED        CAPITAL       COMPANY        PFIZER
                         EQUITY        MARKET        INCOME     PRESERVATION     STOCK         STOCK      PARTICIPANT
                          FUND          FUND          FUND          FUND          FUND          FUND       LOAN FUND       TOTAL

Balance at August 31, $32,023,862   $12,552,523   $12,649,254   $20,516,576      $573,536       $57,524                 $78,373,275

Participant loan balance at
 Sept. 1, 1991 (Note 2)                                                                                     1,070,974     1,070,974
Contributions:
   Company                622,014       204,461       218,301       202,644       114,648                                 1,362,068
   Participant          1,586,071       600,430       652,015       392,899       274,696                                 3,506,111
Interest income           406,941       562,511     1,074,236     1,472,593                          96        85,708     3,602,085
Dividend income           678,369                                                  18,894         1,227                     698,490
Net appreciation (depreciation)
   in fair value of in  2,055,540                     770,161                    (112,986)       10,011                   2,722,726
Distributions          (1,485,526)   (1,540,677)     (551,258)   (1,475,186)      (40,509)                   (101,851)   (5,195,007)
Forfeitures               (21,532)       (7,486)      (10,409)       (8,322)       (8,071)                                  (55,820)
Transfers               1,885,040      (944,969)    1,821,614    (2,662,737)      (98,948)
Participant loan distr   (234,159)      (56,701)      (80,509)     (134,997)                                  506,366
Participant loan repay    177,778        46,229        59,166        65,970        27,264                    (376,407)
Fees and expenses        (201,673)       (7,915)      (78,705)       (9,768)                                               (298,061)

Balance at August 31, $37,492,725   $11,408,406   $16,523,866   $18,359,672      $748,524       $68,858    $1,184,790   $85,786,841


Contributions:
   Company                674,939       171,615       237,961       179,485       111,318                                 1,375,318
   Participant          2,052,103       533,306       797,360       450,790       281,907                                 4,115,466
Interest income           396,964       371,945     1,258,783     1,278,272                         118        96,997     3,403,079
Dividend income           838,492                                                  26,946         1,389                     866,827
Net appreciation (depreciation)
   in fair value of in  3,119,120                     765,499         1,338      (128,169)      (12,141)                  3,745,647
Distributions          (1,176,551)     (251,680)     (381,763)     (432,560)      (48,647)                    (20,641)   (2,311,842)
Forfeitures               (18,542)       (9,338)      (10,539)       (7,971)       (6,166)                                  (52,556)
Transfers               1,101,117    (1,659,447)      897,262      (251,128)      (87,804)
Participant loan distr   (217,524)      (37,941)      (60,166)      (93,436)                                  409,067
Participant loan repay    197,346        40,867        68,650        65,262        27,064                    (399,189)
Fees and expenses        (232,341)       (7,097)      (96,020)       (3,266)                                      105      (338,619)

Balance at August 31, $44,227,848   $10,560,636   $20,000,893   $19,546,458      $924,973       $58,224    $1,271,129   $96,590,161

The accompanying notes are an integral part of these financial statements.

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS




1.  Summary of Significant Accounting Policies:

    Contributions:

    Contributions from participants are recorded on an accrual basis and are deposited directly in the appropriate fund on a bi-weekly basis. Company contributions are accrued on the basis of participants' contributions and are made quarterly.

    Investments Valuation:

    Investments in securities (U.S. treasury bonds and notes, corporate bond and bond investment funds, convertible preferred stock and common stocks) traded on a national securities exchange are valued at the last reported sales price on the last business day of the Plan's year; securities in collective short-term investment funds and money market funds are stated at fair value as determined by the Trustee of such funds. The capital preservation fund is valued at contract value.

    Withdrawals, Transfers and Forfeitures:

    Withdrawals of participant and employer contributions can be made subject to certain specified restrictions and tax consequences. Participants may elect to transfer all or part of their balance of funds to other funds as the Plan allows on a quarterly basis. Transfers between the capital preservation fund and the money market funds are prohibited as are transfers of participant balances to the company stock fund. Amounts forfeited by participants, as described in Note 2, are applied to reduce amounts that the Company is required to contribute to the Plan.

    Distributions:

    In accordance with guidance issued by the American Institute of Certified Public Accountants, the Plan changed its method of accounting for distributions such that all amounts elected by participants to be withdrawn from the Plan are no longer recorded as a liability in the statement of assets available for plan benefits but are recorded when paid. Prior to 1993 withdrawals and distributions were recorded in the period such amounts were authorized to be paid to participants.

    This treatment results in a difference between the Plan's form 5500 and the financial statements. Benefit obligations existing at August 31, 1993 were $2,844,657.

    Other:

    Purchases and sales of securities are reflected on a trade-date basis. Dividend income is recorded on the ex-dividend date. Income from other investments are recorded as earned on an accrual basis.

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS



    The Plan presents, in the statements of changes in net assets available for plan benefits, the net appreciation (depreciation) in fair value of its investments which consists of realized gains or losses and the unrealized appreciation (depreciation) on those investments.

    Trustee fees and investment management fees were paid by the Plan in 1993 and 1992.

2.  Plan Description:

    The following brief description of the DEKALB Genetics Corporation Savings and Investment Plan (the Plan) is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

    The Plan, which was established effective September 1, 1982, is a contributory defined contribution plan covering substantially all employees of the Company and its subsidiaries. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974.

    All monies received by the Trustee of the Plan are invested at the direction of the participants in accordance with the terms of the Trust Agreement. Participant contributions (from 1% to 15% of base pay) are invested in the equity fund, money market fund, fixed income fund, capital preservation fund or Company common stock fund maintained by the Trustee. Company contributions (50% matching of participant contributions from 1% to 6% of base pay) are invested in the various funds in proportion to the
    participants' investment in such funds.   The Company may elect to
    contribute an additional amount at the discretion of the Board of Directors.

    Contributions from participants are credited directly to their account in each fund. Employee contributions are invested in multiples of 10%. Transfers of account balances must be in whole percentages. Rollovers from prior qualified plans are invested at the employee's discretion. Company matching contributions and any discretionary Company matching contributions are invested in the investment funds in the same proportions as the participant's employee pre-tax contributions. A participant may change his investment direction with respect to his current account and future contributions no more than four times per year (March 1, June 1, September 1 and December 1 of each year) by giving the Plan's administrative committee written notice in the prescribed form. Changes in investment direction of the current account balance will become effective as of the first day in the next Plan quarter. Changes in investment direction of future contributions become effective as of the first payroll pay date in the next Plan quarter.

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

2.  Plan Description, Continued:

    There are currently five investment funds available to participants. These five funds are described briefly below:

    (a) Equity fund. The equity fund is a pooled fund invested primarily in common stocks. There are no guarantees with respect to principal or investment return.

    (b) Money market fund. The money market fund is a pooled fund maintained and managed by the Trustee that is invested in short term debt securities such as commercial paper and certificates of deposit. There are no guarantees with respect to principal or investment return.

    (c) Fixed income fund. The fixed income fund is a pooled fund invested primarily in corporate and government bonds of intermediate, (e.g., five to seven year) term. There are no guarantees with respect to principal or investment return.

    (d) Capital Preservation fund. The capital preservation fund is underwritten by the Aetna Insurance Company. There are no guarantees with respect to payment of income or principal. The investments in the fund are valued at contract value.

    (e) Company common stock fund. The Company common stock fund enables participants to purchase DEKALB Genetics Corporation Class A Common Stock. The per share purchase price equals the average of the per share closing price of Class B Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System/National Market System (NASDAQ/NMS) on the last ten (10) trading days prior to the date of purchase. The Board of Directors has authorized up to 100,000 shares of Class A Common Stock as available for purchase by the Plan. There are no guarantees with respect to principal or investment return.

    A sixth fund, the Pfizer stock fund, was created solely for the purpose of holding common stock of Pfizer, Inc. received by the Plan through employee rollover contributions. No additional contributions may be made to this fund.

    A seventh fund, the Participant loan fund, was created in 1992 for the purpose of recording participant loans and related activity. Prior to 1992, the Plan recorded participant loans made as distributions and participant loan repayments as participant contributions. Interest on these loans is accumulated at prime plus one percent, determined at the date the loan is granted.

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

2.  Plan Description, Continued:

    A participant is at all times fully vested in his employee contribution account. His employer contribution account vests at the rate of 20% per year. Termination of employment before the completion of five (5) years of service will result in forfeitures from the employer contribution account unless such termination is due to the participant's attainment of age 65 or death or disability. Distributions from the Plan are paid in cash as a lump sum; provided, however, that distributions from the Company common stock fund may, at the participant's election, be received in either whole shares of DEKALB Genetics Corporation Class A Common Stock or cash.

    If the Plan is terminated, the interests of all participants or their beneficiaries shall be fully vested and nonforfeitable and participants shall be entitled to a distribution of their accrual balances.

    Participants may apply for a loan from the Plan. The loan is limited to the lesser of (1) $50,000 or (2) the greater of (a) one half of the participant's vested balance or (b) $10,000 or the amount of the vested account balance if less than $10,000. The maximum permitted amount of a loan shall be further reduced such that the amount of the loan (plus the outstanding balance of all prior loans) shall not exceed 50% of the Participant's vested accounts. Interest is charged at rates comparable to those of lending institutions. Loan repayments are made by the participant through bi-weekly payroll deductions.


3.  Investments:

    Individual investments (at fair value) representing five percent or more of net assets available for plan benefits in 1993 and 1992 are summarized as follows:

           Description                     1993             1992

   Harris Bank Common
     Stock Fund                        $ 9,306,215        $7,305,231

   Harris Bank Collective
     Short Term Investment Fund        $12,755,980        13,357,309

   Aetna Guaranteed
     Investment Account                $17,727,605       $18,953,044

            DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

4. Net Appreciation (Depreciation) in Fair Value of Investments:

   The Plan's investments (including investments bought and sold, as well as held, during the year) appreciated in value $3,745,647 and $2,722,726 for the years ended August 31, 1993 and 1992 respectively, summarized as follows:

           Description                               1993             1992

   DEKALB Genetics Corporation common stock       $(128,169)       $(112,986)
   Common stocks                                  3,106,979        2,065,551
   Corporate bond and bond investment funds         296,672          191,091
   U.S. Treasury bonds and notes                    470,165          579,070

                                                $ 3,745,647       $2,722,726


5. Tax Status:

   The Internal Revenue Service has issued a favorable determination letter that (i) the Plan is qualified under Section 401(a) of the Code as in effect prior to the Tax Reform Act of 1986 and (ii) the Trust maintained under the Plan is tax-exempt under Section 501(a) of the Code. The determinations of the Internal Revenue Service were conditioned upon the Company's adoption of certain changes to the Plan, which the Company has adopted in a timely manner.

                            SUPPLEMENTAL SCHEDULES

DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27a - Schedule of Assets Held for Investment Purposes
       August 31, 1993

                                  NUMBER OF
                                  SHARES OF         MARKET
DESCRIPTION                      FACE VALUE          VALUE           COST

DEKALB Genetics Corporation Comm     37,678       $923,111     $1,195,109
Common Stocks:
   Alco Standard Corp.               13,000        593,125        432,189
   AMP Inc.                          24,200      1,566,950      1,198,849
   Bausch & Lomb, Inc.               23,500      1,107,438        814,000
   Becton Dickinson & Company        36,000      1,323,000      1,324,090
   Boeing Company                    24,900        986,662        881,849
   Bristol Meyers & Co. Squibb C     14,600        819,425        859,618
   Deluxe Corporation                16,000        588,000        596,800
   Dover Corp.                       27,000      1,414,125        938,630
   Dun & Bradstreet                  11,000        686,125        588,380
   Exxon Corp.                       21,500      1,405,562      1,057,114
   General Signal Corporation        20,000        660,000        529,584
   Genuine Parts Co.                 33,700      1,255,325        873,519
   Glaxo Holdings PLC                81,000      1,447,875      1,877,824
   H & R Block, Inc.                 30,000      1,207,500      1,094,335
   Hartford Steam Boiler Inspect     14,000        684,250        769,413
   Marsh & McLennan Co's Inc.        18,000      1,624,500      1,260,090
   McCormick & Co., Inc.             16,000        354,000        328,672
   Melville Corporation              29,000      1,363,000      1,401,105
   Merck & Co. Inc.                  15,100        481,312        396,858
   Pacific Telesis Group             15,200        841,700        663,650
    Pfizer, Inc.                        852         53,676         55,806
   Phillip Morris Companies Inc.     26,000      1,267,500      1,253,420
   Raytheon Company                  21,000      1,330,300        871,936
   Readers Digest Assn., Inc.        17,000        667,250        656,897
   Royal Dutch Petroleum Co. N.Y     15,000      1,505,625      1,167,786
   Schering-Plough Corp.             28,000      1,711,500      1,317,832
   State Street Boston Corporati     20,000        680,000        633,480
   Tambrands, Inc.                   18,500        897,250        858,662
   Union Camp Corp.                  34,000      1,525,750      1,371,059
   Washington Post                    3,000        661,500        615,124
   Whitman Corporation               40,000        600,000        581,600
   Woolworth Corp.                   23,000        592,250        683,540
   Harris Bank Common Stock Fund     38,840      9,306,215      5,991,172
   Harris Bank Special Capital F      6,725        612,242        346,180
   Harris Special Capital Liquid     20,531          3,947          2,965
   Harris Bank Convertible Funds      2,641      1,014,373        887,402
   Harris Bank Convertible Liqui      3,573          1,213

        Total Common Stock                     $42,840,465    $35,181,430













DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27a - Schedule of Assets Held for Investment Purposes, Continued
       August 31, 1993

                                  NUMBER OF
                                  SHARES OF         MARKET
DESCRIPTION                      FACE VALUE          VALUE           COST

Corporate Bond and Bond Investment Funds:
   Harris Bank Collective Investment Funds -
      Enhanced Liquidity Fund         3,896     $1,292,904     $1,291,566
      Marketable Bond Fund            7,949      7,015,421      6,119,213

          Total Bond Investment Funds            8,308,325      7,410,779


U.S. Treasury Bonds and Notes:
   U.S. Treasury note, 8.00% due    500,000        519,375        483,969
   U.S. Treasury note, 8.625% du    300,000        319,827        300,844
   U.S. Treasury note, 7.25% due    600,000        652,596        546,720
   U.S. Treasury note, 7.5% due     500,000        539,375        509,141
   U.S. Treasury note, 8.625% du    650,000        745,875        666,655
   U.S. Treasury note, 8.875% du    300,000        348,702        303,000
   U.S. Treasury note, 9.00% due    400,000        471,376        405,656
   U.S. Treasury note, 9.25% due    200,000        239,062        199,312
   U.S. Treasury note, 7.125% du    500,000        551,720        502,344
   U.S. Treasury note, 8.875% du    200,000        237,812        195,000
   U.S. Treasury note, 7.875% du    500,000        575,390        509,375
   U.S. Treasury note, 8.50% due    750,000        890,273        852,187
   U.S. Treasury note, 7.75% due  1,000,000      1,154,220      1,032,344
   U.S. Treasury note, 7.5% due   1,000,000      1,145,310      1,002,813
   U.S. Treasury bond, 12.625% d    100,000        114,500        100,875
   U.S. Treasury bond, 8.50% due    400,000        413,812        388,750
   U.S. Treasury bond, 7.875% du    600,000        633,750        561,156
   U.S. Treasury bond, 10.75% du    600,000        831,186        669,750
   U.S. Treasury bond, 11.125% d    100,000        142,562         95,625
   U.S. Treasury bond, 8.25% due    400,000        464,564        370,750
   U.S. Treasury bond, 9.375% du    700,000        928,921        710,622
   U.S. Treasury bond, 8.375% du    500,000        599,920        530,625

         Total U.S. Treasury Bonds and Notes    12,520,128     10,937,513

Harris Bank Collective
   Short-Term Investment Fund                   12,755,980     12,755,980

Aetna Guaranteed Investment Account             17,727,605     17,727,605

Participant Loans, 7% to 12.5%                   1,255,046      1,255,046

                                               $96,330,660    $86,463,462












DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27d - Schedule of Reportable Transactions
       August 31, 1993

IDENTITY OF PARTY AND                              CURRENT       NET GAIN
DESCRIPTION OF ASSET            COST OF ASSET  VALUE OF ASSET   OR (LOSS)


Harris Trust & Savings Bank
Collective Short-Term Investment Fund

        346 Purchases           $23,421,369    $23,421,369             $0
               219 Sales         22,846,824     22,846,824              0

Harris Bank Collective Investment
    Fund-Marketable Bond Fund

          48 Purchases           $4,362,128     $4,362,128             $0
                   1 Sale           918,776        902,252         16,524

