Form 10-Q
period 1994-02-28
DEKALB GENETICS CORP
filed 1994-04-14
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1994 or

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

                                              Yes   X    No


       Title of class                  Outstanding as of February 28, 1994
Class A Common, no par value                                 797,694
Class B Common, no par value                               4,343,200


Exhibit index is located on page 2

Total number of pages 60

                          DEKALB GENETICS CORPORATION

                                     INDEX




Part I - Financial Information (Unaudited except for the
  Condensed Consolidated Balance Sheet as of August 31, 1993):

  Management's Discussion and Analysis of Results of Operations and Financial Position

  Condensed Consolidated Statements of Operations for the six months ended February 28, 1994 and 1993

  Condensed Consolidated Statements of Operations for the three months ended February 28, 1994 and 1993

  Condensed Consolidated Balance Sheets, February 28, 1994 and 1993 and August 31, 1993

  Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 1994 and 1993

  Notes to Condensed Consolidated Financial Statements

  Report of Independent Accountants

Part II - Other Information

  EXHIBIT 10 - Employment Agreements between DEKALB Genetics
  Corporation and its executive officers.

  EXHIBIT 11 - Computation of Net Earnings per Common and Common
  Equivalent Share for the six months ended February 28, 1994 and 1993 and for the three months ended February 28, 1994 and 1993

  EXHIBIT 15 - Letter Re Unaudited Interim Financial Information

                          Management's Discussion and
                       Analysis of Results of Operations
                            and Financial Position



Net earnings for the first six months of fiscal 1994 were $6.6 million ($1.27 per share) compared with $7.9 million ($1.53 per share) in fiscal 1993. Consolidated revenues were $4.5 million higher than the prior year, in spite of $4.8 million lower revenues from Argentina. U.S. seed and swine revenues were $6.1 million and $4.9 million higher, respectively, than last year.

Earnings for the first six months of fiscal 1994 included $1.6 million ($.32 per share) of after-tax benefit related to the suspension of the defined benefit portion of the Company's retirement program. Excluding that benefit and the cumulative effect of adopting the new standard for accounting for income taxes, net earnings were down $2.6 million ($.50 per share), primarily due to lower earnings in Argentina, partially offset by improved results from the swine business and lower corporate and interest expenses.



               Quarterly Industry Segment Revenues and Earnings
                                  In Millions
                                  (Unaudited)

                                        Second Quarter        Year-to-Date
                                      February  February   February  February
Revenues:                               1994      1993       1994      1993

  Seed                                $125.2     $116.1     $148.4    $147.9
  Swine                                 13.2       10.8       26.2      21.3
  Poultry                                4.6        4.5        9.2      10.1
     Total Revenues                   $143.0     $131.4     $183.8    $179.3

Earnings:

  Seed                                $  9.6     $ 13.7     $ 12.4    $ 17.2
  Swine                                  0.9        0.6        2.7       1.3
  Poultry                               (0.5)      (0.2)      (0.7)     (0.4)
     Total operations                   10.0       14.1       14.4      18.1

  General corporate expenses            (0.5)      (0.9)      (1.1)     (1.9)
  Net interest expense                  (1.9)      (2.2)      (3.8)     (4.0)
     Earnings before income taxes and
         accounting change            $  7.6     $ 11.0     $  9.5    $ 12.2
  Income tax provisions                  1.9        3.9        2.6       4.3
     Earnings before cumulative
        effect of accounting change   $  5.7     $  7.1     $  6.9    $  7.9
     Cumulative effect of accounting
         change                            -         -        (0.3)       -

  Net Earnings                        $  5.7     $  7.1     $  6.6    $  7.9

                          Management's Discussion and
                       Analysis of Results of Operations
                            and Financial Position

                                  (continued)
Seed

North American and European sales and net earnings are primarily realized in the second and third fiscal quarters (December through May) and, for that reason, the first six months' results should not be annualized. The best year-to-year comparison of seed results is a combined total of the second and third quarters for the years compared.

North American Seed

North American revenues were seven percent above the prior year mainly because of higher corn and soybean deliveries in the United States. Corn unit margins were 15 percent below last year due to higher seed corn unit production costs resulting from a smaller crop and below-target yields, and a lower average corn selling price partially driven by an unusually high proportion of smaller sized seed and increased customer participation in discount programs for early cash remittances. Operating expenses were slightly below last year, primarily due to the suspension of the defined benefit portion of the Company's retirement program described earlier.

North American seed earnings for the second quarter were $1.2 million lower than last year despite a $1.6 million benefit resulting from the suspension of the defined benefit portion of the Company's retirement program. The advantage from increased deliveries of corn and soybean seed was more than offset by higher U.S. corn costs, resulting in the earnings decrease.

International Seed

International seed segment earnings decreased $3.9 million from the first six months of the prior year. In Argentina, revenues and corn volume were down 16 percent due to lower hybrid corn plantings, which resulted, in part, from adverse weather conditions. Argentine earnings were down 46 percent from last year's record earnings because of the lower planted corn acreage, lower sunflower prices and higher crop costs. Nevertheless, DEKALB Argentina maintained its leading corn market share position. Earnings from international exports were down significantly from last year as a result of higher costs of seed produced in the U.S. for export and lower export volumes to Latin American countries and Europe.

International seed second quarter 1994 earnings were $2.9 million below the same period in the prior year due to lower earnings from Argentina and the higher cost of export sales from the U.S.

Swine

Swine segment earnings were $1.4 million higher than fiscal 1993. Sales volume increased almost 12 percent over the prior year, while revenues increased by more than 22 percent resulting from higher prices from both breeding stock and market animals. Compared to prior year, cost of sales increased 26 percent due to higher feed prices, greater swine volumes and the operating costs of new facilities. Swine gross margin was 18 percent above fiscal 1993. Operating expenses were only three percent higher than the prior year, reflecting, in part, the benefit resulting from the suspension of the defined benefit portion of the Company's retirement program.

                          Management's Discussion and
                       Analysis of Results of Operations
                            and Financial Position
                                  (continued)


Second quarter earnings were $0.3 million above the prior year second quarter due to higher gilt and boar sales volume and higher prices. A revenue increase of $2.4 million was partially offset by higher feed costs and the costs associated with new facilities. Operating expenses were slightly higher than the prior year second quarter.


Poultry

The loss through February from the poultry segment was $0.3 million greater than the same period of fiscal 1993. Decreased export parent and grandparent earnings due to an embargo in Venezuela and a lack of hard currency in Bulgaria, were partially offset by a reduction in the fiscal 1994 loss from domestic operations. Operating expenses were below the prior year, largely due to a benefit resulting from the suspension of the defined benefit portion of the Company's retirement program.

The fiscal 1994 second quarter loss was $0.3 million greater than the second quarter loss in fiscal 1993, also as the result of lower export activity.


General

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this curtailment through the second quarter of 1994 was a benefit of $1.6 million after-tax. Due to the Company's method of annualizing seed segment expenses, the full effects of this benefit ($2.3 million after tax) will not be recognized until nine months results are completed.

The effective tax rate decreased from 35.2% in the first six months of fiscal 1993 to 27.4% in the same period of fiscal 1994. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. In fiscal 1994, the full year estimate included a benefit associated with international seed losses incurred in prior years but utilized in the current year.


Financial Position

During the first half of fiscal 1994, the net cash flow from operations was $11.4 million compared with an outflow of $23.3 million in the prior year period. This swing resulted from significantly lower inventory acquisition costs, resulting from smaller crop production, and the generation of receipts from early cash discount programs.

                          Management's Discussion and
                       Analysis of Results of Operations
                            and Financial Position
                                  (continued)


Cash requirements for the first six months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1996 and a $15 million facility available through November 29, 1994. The revolving credit facility limits total borrowings by establishing limits on certain balance sheet values and ratios. The most restrictive of these covenants requires the Company to maintain tangible net worth greater than $65.0 million, and at February 28, 1994, tangible net worth was $76.1 million. The Company also has numerous uncommitted credit facilities available and draws upon them periodically, including during the six months ended February 28, 1994.

Management believes its operating cash flow and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended February 28, 1994 and 1993
(Dollars in millions except per share amounts)
  (Unaudited)


                                            February February
                                               1994      1993
Revenues:
     Operating revenues                     $180.0   $176.4
     Royalty income                            3.8      2.9
                                             183.8    179.3

Cost and Expenses:
     Cost of operating revenues              102.6     86.2
     Selling expense                          34.3     35.0
     Research and development cost            23.8     24.4
     General and administrative expense        8.7     16.3
                                             169.4    161.9

          Operating Earnings                  14.4     17.4

Interest expense, net of interest income of
     $0.1 in 1994 and $0.3 in 1993            (3.8)    (4.0)
Other expense, net                            (1.1)    (1.2)

Earnings before income taxes and cumulative effect
   of accounting change                        9.5     12.2
Income tax provision                           2.6      4.3

Earnings before cumulative effect of account   6.9      7.9

Cumulative effect of accounting change        (0.3)       -

NET EARNINGS                                  $6.6     $7.9

     Earnings per share before cumulative
        effect of accounting change          $1.32    $1.53
     Accounting change                       (0.05)       -

     NET EARNINGS PER SHARE                  $1.27    $1.53


     DIVIDENDS PER SHARE                     $0.40    $0.40



                            The accompanying notes are an integ

DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended February 28, 1994 and 1993
(Dollars in millions except per share amounts)
  (Unaudited)


                                            February February
                                               1994      1993
Revenues:
     Operating revenues                     $140.9   $129.2
     Royalty income                            2.1      2.2
                                             143.0    131.4

Cost and Expenses:
     Cost of operating revenues               81.1     62.4
     Selling expense                          28.9     27.7
     Research and development cost            18.5     18.5
     General and administrative expense        4.5      8.9
                                             133.0    117.5

          Operating Earnings                  10.0     13.9

Interest expense, net of interest income of
     $0.1 in 1993                             (1.9)    (2.2)
Other expense, net                            (0.5)    (0.7)


Earnings before income taxes                   7.6     11.0
Income tax provision                           1.9      3.9

NET EARNINGS                                  $5.7     $7.1


     NET EARNINGS PER SHARE                  $1.09    $1.38


     DIVIDENDS PER SHARE                     $0.20    $0.20



                            The accompanying notes are an integ

      DEKALB Genetics Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 1994 and 1993 and August 31, 1993
         (Dollars in millions)


                                          February February August
                                           1994     1993     1993

                                                         (Unaudited
Current assets:
  Cash and cash equivalents                 $0.2     $3.4     $3.5
  Notes and accounts receivable, net of allowance for
    doubtful accounts of $2.2 at February 28, 1994, $1.8 at
    February 28, 1993 and $1.6 at August 3  79.4     85.3     36.8
  Inventories (Note 2)                     114.8    135.3    116.5
  Deferred income taxes                      6.2      7.0      6.4
  Other current assets                       6.6      8.4      3.4

    Total current assets                   207.2    239.4    166.6
Investments in and advances to related com   8.4      7.9      9.1
Intangible assets                           41.9     43.2     42.6
Other assets                                 5.5      4.7      4.8
Property, plant and equipment, at cost     238.8    230.1    232.1
   Less accumulated depreciation and amort(142.3)  (137.8)  (138.8)

      Net property, plant and equipment     96.5     92.3     93.3

Total assets                              $359.5   $387.5   $316.4

Current liabilities:
  Notes payable                            $51.0    $55.7    $55.1
  Accounts payable, trade                   32.2     35.2      6.8
  Other accounts payable                    21.3     17.7      5.5
  Other current liabilities                 33.9     43.7     32.6

    Total current liabilities              138.4    152.3    100.0
Deferred compensation and other credits      5.3      5.7      5.8
Deferred income taxes                       12.6     19.0     11.7
Long-term debt, less current maturities     85.1     92.2     85.2

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000   0.1      0.1      0.1
    Common, Class B; authorized 15,000,000   0.4      0.4      0.4
  Capital in excess of stated value         80.0     79.6     79.9
  Retained earnings                         42.8     45.2     38.2
  Currency translation adjustments (Note 3  (2.8)    (4.6)    (2.5)

                                           120.5    120.7    116.1
    Less treasury stock, at cost            (2.4)    (2.4)    (2.4)

Total shareholders' equity                 118.1    118.3    113.7

Total liabilities and shareholders' equity$359.5   $387.5   $316.4


                                 The accompanying notes are an inte

DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 1994 and 1993
(Dollars in millions)

                                                      Februar  Febru
                                                     1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $6.6     $7.9

   Adjustments to reconcile net income to net cash
      flow from operating activities:
      Depreciation and amortization                    6.1      5.4
      Interest on zero coupon note                       -      2.1
      Equity earnings, net of dividends                0.5      1.2
      Cumulative effect of accounting change           0.3        -
      Provision for inventory valuation                5.3      5.4
      Other                                            0.7      1.5

   Changes in assets and liabilities:
      Receivables                                    (43.1)   (50.6)
      Inventories                                     (3.7)   (42.6)
      Other current assets                            (3.1)    (2.8)
      Accounts payable                                41.2     35.7
      Accrued expenses                                 2.2     12.3
      Other assets and liabilities                    (1.6)     1.1

   Net cash flow from operating activities           $11.4   ($23.4)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment         (8.6)    (7.7)
   Proceeds from sale of property, plant and equipme   0.3      0.3
   Other                                              (0.1)       -

   Net cash flow from investing activities           ($8.4)   ($7.4)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                            -     29.5
   Principal payments made on debt                    (4.2)       -
   Dividends paid                                     (2.0)    (2.0)
   Other                                               0.1      0.2

   Net cash flow from financing activities           ($6.1)   $27.7

   Net effect of exchange rates on cash               (0.2)    (2.9)

   Net increase (decrease) in cash and cash equivale  (3.3)    (6.0)
   Cash and cash equivalents August 31                 3.5      9.4

   Cash and cash equivalents at the end of February   $0.2     $3.4

Supplemental Cash Flow Information
  Cash paid during the period for:
          Income taxes                                $1.2     $0.8
          Interest                                    $3.6     $2.2


                                The accompanying notes are an integr

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  (Unaudited)



1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at February 28, 1993, is included herein as part of the condensed consolidated financial statements.

    The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1993, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

    Certain costs and expenses incurred in the U.S. and international seed businesses are charged against income as sales are recognized for interim reporting purposes. The Company believes this method more closely matches revenues with expenses and results in more comparability of reporting periods within the year. Since there are only minor U.S. seed sales recorded in the first and fourth quarters, this method defers first quarter expenses related to sales which will occur later in the year, primarily in the second quarter; it also anticipates expenses incurred in the fourth quarter, primarily in the third quarter. Southern hemisphere international seed sales occur largely in the first and second quarters and this same method anticipates future expenses from the third and fourth quarters and matches them against the first and second quarter revenues.


2.  Inventories, valued at the lower of cost (principally LIFO and actual cost) or market, were as follows:
                                                         (In millions)
                                                  February February  August
                                                    1994     1993     1993
    Commercial seed                               $102.0    $124.1   $104.7
    Commercial poultry and swine                     8.5       6.9      7.7
    Supplies and other                               4.3       4.3      4.1
                                                  $114.8    $135.3   $116.5

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  (continued)


3. Foreign-currency assets and liabilities, except for operations in economies historically experiencing hyperinflation, are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity. The following summarizes the activity in the translation adjustment account:

                                                       (In millions)
                                                   February    February
                                                    1994         1993
       Balance at September 1                      $(2.5)       $(1.2)
       Translation gain (loss)                      (0.3)        (3.4)
       Balance at end of February                  $(2.8)       $(4.6)

   Aggregate exchange gains and losses arising from the translation of foreign currency transactions in other than the functional currency of the particular entity are included in income. Translation gains or losses in hyperinflationary economies are also included in income.

4. The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

   Most potential property losses are self-insured.

5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this curtailment through the second quarter of 1994 was a benefit of $1.6 million after-tax. Due to the Company's method of annualizing seed segment expenses, the full effects of this benefit ($2.3 million after tax) will not be recognized until nine months results are completed.

6. Effective September 1, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse. As permitted by SFAS 109, the Company has elected not to restate the financial statements of prior years.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



   The adoption of SFAS 109 resulted in the recognition of $0.3 million, or $.05 per share, of deferred federal tax expense. This amount is included as a charge to net income as the cumulative effect of change in accounting principle.

   The effective tax rate decreased from 35.2% in the first six months of fiscal 1993 to 27.4% in the same period of fiscal 1994. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. In fiscal 1994, the full year estimate included a benefit associated with international seed losses incurred in prior years but utilized in the current year.

7. In fiscal 1994, the Company classified royalty income as revenues rather than non-operating income. Prior years have been restated to conform with the current year presentation. In addition, certain other reclassifications have been made for comparability purposes. The restatements had no effect on net earnings.

<AUDIT-REPORT>



                       Report of Independent Accountants




Board of Directors
DEKALB Genetics Corporation


We have made a review of the condensed consolidated balance sheets of DEKALB Genetics Corporation as of February 28, 1994, and 1993, the related condensed consolidated statements of operations for the three and six-month periods then ended and the statements of cash flows for the six-month periods then ended in accordance with standards established by the American Institute of Certified Public Accountants.

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





                                              COOPERS & LYBRAND




Chicago, Illinois
April 7, 1994

</AUDIT-REPORT>

                                    Part II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.



Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on Tuesday, January 20, 1994. The stockholders elected three directors and the votes were cast as follows:
                                           For     Withheld

              Paul F. Cornelsen          619,668   12,091
              Charles C. Roberts         619,438   12,231
              Richard O. Ryan            619,635   12,124

              There were no broker non-votes.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 10A - Employment Agreement between DEKALB Genetics
                   Corporation and Bruce P. Bickner

     Exhibit 10B - Employment Agreement between DEKALB Genetics
                   Corporation and Richard O. Ryan

     Exhibit 10C - Employment Agreement between DEKALB Genetics
     Corporation and Thomas B. Rice

     Exhibit 10D - Employment Agreement between DEKALB Genetics
                   Corporation and Bryon D. Ford

     Exhibit 10E - Employment Agreement between DEKALB Genetics
                   Corporation and Roy L. Poage

     Exhibit  11 - Computation of Net Earnings per Common and
                   Common Equivalent Share

     Exhibit  15 - Letter Re Unaudited Interim Financial
                   Information

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended February 28, 1994.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEKALB Genetics Corporation



Date: April 11, 1994                                 Thomas R. Rauman
                                                       (Signature)
                                                     Thomas R. Rauman
                                                 Vice President-Finance,
                                                  Chief Financial Officer

                                  EMPLOYMENT AGREEMENT



           THIS AGREEMENT is effective September 1, 1993, and made by and between Bruce P. Bickner ("Employee") and DEKALB Genetics Corporation, a Delaware corporation (the "Company").

           WHEREAS, Employee is a key employee of the Company and he acknowledges that Employee's talents and services to the Company are of a special, unique, unusual and extraordinary character and are of particular and peculiar benefit and importance to the Company; and

           WHEREAS, the Company desires to obtain assurances that the Employee will devote Employee's best efforts to Employee's employment with the Company, that he will not compete with the Company and that he will not solicit other employees of the Company to terminate their relationships with the Company; and

           WHEREAS, Employee is willing, in consideration for Employee's employment with the Company, to provide the Company with such assurances and to enter into and carry out this Agreement;

           NOW, THEREFORE, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee in an executive capacity as an officer of the Company, and Employee agrees to be so employed by the Company, for a term commencing September 1, 1993, and ending on August 31, 1994, subject, however, to prior termination as provided herein. In the event the Company terminates Employee's employment on or before August 31, 1994 or any August 31st thereafter for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal eighteen (18) months base salary beginning with the next September 1 following such termination. In the event the Company does not give the Employee notice of termination of this Agreement on or before August 31, 1994 or any August 31st thereafter, the contract will be extended for an additional one year period beginning September 1, 1994, or any September 1st thereafter.

     2.    Best Efforts and Other Employment of Employee.

           A. Employee agrees that he will at all times faithfully, industriously and to the best of Employee's ability, experience and talents, perform all of the duties that may be required of and from Employee pursuant to the express and implicit terms hereof to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require or as the interest, needs, business, or opportunities of the Company shall require.

           B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunder to any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

     3.    Annual Compensation.

           A.     (1).      The compensation to be paid for the services to be
                            rendered by Employees shall be as described in Exhibit A , hereto. The payment of all such amounts, including the payment of all severance obligations, if any, shall constitute full satisfaction and discharge of the obligations of the Company under this Agreement, but without prejudice to Employee's rights under any employee benefit plan or incentive compensation plan provided by the Company.

                  (2). Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis. This Agreement and the applicable Exhibit A shall be treated as one agreement.

           B. If Employee voluntarily terminates Employee's employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year. If Employee should die or become disabled and unable to perform Employee's duties on or before August 31, 1994, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1993, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

           C. The Company shall pay Employees reasonable airline fares, hotel bills and other necessary and proper expenses when traveling on, or otherwise performing, the Company's business, provided that Employee furnishes the Company with appropriate supporting documentation of such expenses.

     4. Termination for Cause. Employee shall be deemed to have been terminated by the Company for cause if he is terminated because of Employee's acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement. If Employee is terminated for cause, he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to Employee even if he worked for the entire year.

     5. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, the Employee will not, directly, or indirectly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

           A. to leave his or her employment or position with the Company,

           B.     to compete with the business of the Company, or

           C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

           For purposes of this Paragraph 5, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.

     6. Confidentiality. The Employee will not at any time during or after Employee's employment by the Company, directly or indirectly, divulge, disclose or communicate to any person, firm or corporation in any manner whatsoever, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. While engaged as an employee of the Company, the Employee may only use information concerning any matters affecting or relating to the Company or the business of the Company for a purpose which is necessary to the carrying out of the Employee's duties as an employee of the Company, and the Employee may not make use of any information of the Company after he is no longer an employee of the Company. The Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being stipulated by the parties that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, customer lists, employees, employee salaries, costs, prices, earnings, any financial or cost accounting reports, products, services, research programs, pedigrees, formulae, compositions, patents, machines, equipment, apparatus, systems, manufacturing or production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee agrees that all such information is a trade secret owned exclusively by the Company which shall at all times be kept confidential. The Employee further agrees that he will, upon termination of Employee's employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and the Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 6, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

     7.    Business Opportunities and Inventions.

           A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

           B.     (1)       Employee will make full and prompt written
disclosure to the Company or its nominee of all inventions, discoveries, developments, improvements and innovations ("Inventions") whether patentable or not, conceived or made by Employee, either solely or in concert with others during the period of Employee's employment with the Company, including, but not limited to, any period prior to the date of this Agreement, whether or not made or conceived during working hours which:

                            (a) relate in any manner to the existing or contemplated business or research activities of the Company, or

                            (b) are suggested by or result from Employee's work at the Company, or

                            (c) result from the use of the Company's time, materials or facilities,

and Employee acknowledges that all such Inventions shall be the exclusive property of the Company.

                  (2) Employee hereby assigns to the Company Employee's entire right, title and interest to all such Inventions which are the property of the Company under the provisions of Subparagraph 7(B)(1) of this Agreement and to all unpatented Inventions generated during the period of Employee's employment with the Company which he now owns and Employee will, at the Company's request and expense, execute specific assignments to any such Inventions and execute, acknowledge and deliver such other documents and take such further action as may be considered necessary by the Company at any time during or subsequent to the period of Employee's employment with the Company to obtain and defend letters patent in any and all countries and to vest title in such Inventions in the Company or its assigns.

                  (3) Employee agrees that an Invention conceived by Employee or described in a patent application filed by Employee or on Employee's behalf within twelve months following the period of Employee's employment with the Company shall be presumed to have been conceived or made by Employee during the period of Employee's employment with the Company unless proven to have been conceived and made by Employee following the termination of employment with the Company. For purposes of this Subparagraph 7(B)(3), witnessed documentation of the Invention shall constitute such proof and shall shift the burden of proof concerning the time of conception of such Invention to the Company.

     8.    Noncompetition Covenant.

           A. Employee covenants and agrees that for a period extending from the effective date of this Agreement and until that date which is twenty-four (24) months after the effective date of the termination of Employee's employment with the Company hereunder (whether such termination shall have been voluntary or involuntary on the part of the Employee), Employee will not (without the prior written consent of the Company) directly or indirectly, either individually or as an employee, agent, partner, shareholder, director, officer, consultant or in any other capacity, participate in or have a financial, management or other interest in any business enterprise anywhere in the world that engages in (or within twenty-four (24) months of the termination of Employee's employment has plans to engage in) substantial and direct competition with any business operation actively conducted by the Company or it subsidiaries or affiliates, or any of their successors or assigns, if the Employee actively participated in such business operation of the Company or had awareness of such business operation of the Company during Employee's employment. The ownership of less than one percent of the outstanding debt or equity in a corporation whose shares are traded on a recognized stock exchange or in the over-the-counter market, even though that corporation may be a competitor of the Company or any of its affiliates or subsidiaries, shall not constitute a breach of this Agreement.

           B. The Company acknowledges that it would be appropriate to compensate Employee during the period of time between the effective date of Employee's termination of Employee's employment with the Company and the end of the noncompetition period. To that end, the Company shall pay Employee one month's base pay (at the rate in effect on Employee's termination date) for every one month during the noncompetition period; provided that, the Company shall make no payment to Employee pursuant to this Subparagraph 8(B) for any month during which a payment can be deemed to have been paid pursuant to Paragraph 1, above.

           C. Employee acknowledges and agrees that the period of time and the geographic scope specified with respect to Employee's aforesaid covenant not to compete is the minimum period of time and geographic area necessary to reasonably and adequately protect the Company and its affiliates in the continued operation of their business and affairs, and in the use and enjoyment of their assets, properties and property rights. Employee further acknowledges that the compensation provided in Subparagraph 8(B) hereof will adequately compensate Employee during his transition to new employment.

           D. If and to the extent that any part of the noncompetition covenant set forth above shall be deemed by the court in which a suit is brought to be unenforceable as written, by reason of it scope in terms of area or length of time, but may be made enforceable by reducing the area or period of time applicable to such covenant, Employee and the Company stipulate and agree that such covenant shall automatically be deemed to be amended for all purposes of such suit so as to incorporate the aforesaid reduction in area, or duration of time, or both, to the end that such covenant, as modified in connection with such suit, shall be enforceable to the fullest extent permissible in such jurisdiction.

           E. Employee and the Company acknowledge that there may be times when the Company may consider it to be appropriate to waive all or part of the agreement that Employee not compete with the Company. In such event, the Company may, at its option, waive all or part of the time period specified in Subparagraph 8(A) during which Employee is not permitted to compete. The compensation provided in Subparagraph 8(B) shall be reduced to the same extent as the noncompetition period is reduced; provided that this reduction in compensation shall not reduce the compensation which may be owed to Employee pursuant to Paragraph 1.

     9. Resolution of Disputes Regarding Termination. Employee shall not initiate legal proceedings against the Company, or any of its directors, officers, employees, agents or representatives relating in any way to this Agreement, to Employee's employment with the Company, or the termination of Employee's employment until 30 days after the Company receives written notice from Employee of the specific nature of any purported claim against the Company and the amount of any purported damages. Employee further agrees that if the Company submits Employee's claim to the Center for Public Resources, 680 Fifth Avenue, New York, New York 10019, for nonbinding mediation prior to the expiration of such 30 day period,

Employee may not institute legal proceedings against the Company until the earlier of: a) the completion of nonbinding mediation efforts, or b) 90 days after the date on which the Company received written notice of Employee's claim. Employee and the Company agree that all mediation sessions shall take place in Chicago or in such other place as Employee and the Company mutually agree.

    10. Early Termination. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 5, 6, 7 or 8 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

    11. Modification. If, in any action before any court or agency legally empowered to enforce such covenants, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

    12. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to them for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and
(b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 5, 6, 7 or 8 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 5, 6, 7 and 8 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

    13. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

    14. Designation of Beneficiary. Employee may, by written instrument delivered to the Company, designate a beneficiary or beneficiaries to receive any payments to which he may be entitled under Paragraph 3 which become payable following Employee's death, and may at any time or from time to time change such designated beneficiary by similar written instrument, and the Company shall be fully protected in making any such payments to such designated beneficiary. In the event of Employee's death when no such beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

    15. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

    16. Successors and Assigns; Parties in Interest. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators.

    17. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 11702 Deerpath Road, Sycamore, IL 60178.

    18. Integration. This Agreement, including Exhibit A as it may be amended from time to time, as well as all confidentiality agreements signed by Employee during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein, supercedes all prior negotiations and agreements, both oral and written, between the parties and cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.

    19. Headings. The headings in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

           IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.

                                        DEKALB Genetics Corporation



                                        By:


                                           Employee

                                  EMPLOYMENT AGREEMENT



           THIS AGREEMENT is effective September 1, 1993, and made by and between Richard O. Ryan ("Employee") and DEKALB Genetics Corporation, a Delaware corporation (the "Company").

           WHEREAS, Employee is a key employee of the Company and he acknowledges that Employee's talents and services to the Company are of a special, unique, unusual and extraordinary character and are of particular and peculiar benefit and importance to the Company; and

           WHEREAS, the Company desires to obtain assurances that the Employee will devote Employee's best efforts to Employee's employment with the Company, that he will not compete with the Company and that he will not solicit other employees of the Company to terminate their relationships with the Company; and

           WHEREAS, Employee is willing, in consideration for Employee's employment with the Company, to provide the Company with such assurances and to enter into and carry out this Agreement;

           NOW, THEREFORE, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee in an executive capacity as an officer of the Company, and Employee agrees to be so employed by the Company, for a term commencing September 1, 1993, and ending on August 31, 1994, subject, however, to prior termination as provided herein. In the event the Company terminates Employee's employment on or before August 31, 1994 or any August 31st thereafter for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal eighteen (18) months base salary beginning with the next September 1 following such termination. In the event the Company does not give the Employee notice of termination of this Agreement on or before August 31, 1994 or any August 31st thereafter, the contract will be extended for an additional one year period beginning September 1, 1994, or any September 1st thereafter.

     2.    Best Efforts and Other Employment of Employee.

           A. Employee agrees that he will at all times faithfully, industriously and to the best of Employee's ability, experience and talents, perform all of the duties that may be required of and from Employee pursuant to the express and implicit terms hereof to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require or as the interest, needs, business, or opportunities of the Company shall require.

           B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunder to any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

     3.    Annual Compensation.

           A.     (1).      The compensation to be paid for the services to be
                            rendered by Employees shall be as described in Exhibit A , hereto. The payment of all such amounts, including the payment of all severance obligations, if any, shall constitute full satisfaction and discharge of the obligations of the Company under this Agreement, but without prejudice to Employee's rights under any employee benefit plan or incentive compensation plan provided by the Company.

                  (2). Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis. This Agreement and the applicable Exhibit A shall be treated as one agreement.

           B. If Employee voluntarily terminates Employee's employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year. If Employee should die or become disabled and unable to perform Employee's duties on or before August 31, 1994, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1993, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

           C. The Company shall pay Employees reasonable airline fares, hotel bills and other necessary and proper expenses when traveling on, or otherwise performing, the Company's business, provided that Employee furnishes the Company with appropriate supporting documentation of such expenses.

     4. Termination for Cause. Employee shall be deemed to have been terminated by the Company for cause if he is terminated because of Employee's acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement. If Employee is terminated for cause, he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to Employee even if he worked for the entire year.

     5. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, the Employee will not, directly, or indirectly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

           A. to leave his or her employment or position with the Company,

           B.     to compete with the business of the Company, or

           C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

           For purposes of this Paragraph 5, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.

     6. Confidentiality. The Employee will not at any time during or after Employee's employment by the Company, directly or indirectly, divulge, disclose or communicate to any person, firm or corporation in any manner whatsoever, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. While engaged as an employee of the Company, the Employee may only use information concerning any matters affecting or relating to the Company or the business of the Company for a purpose which is necessary to the carrying out of the Employee's duties as an employee of the Company, and the Employee may not make use of any information of the Company after he is no longer an employee of the Company. The Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being stipulated by the parties that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, customer lists, employees, employee salaries, costs, prices, earnings, any financial or cost accounting reports, products, services, research programs, pedigrees, formulae, compositions, patents, machines, equipment, apparatus, systems, manufacturing or production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee agrees that all such information is a trade secret owned exclusively by the Company which shall at all times be kept confidential. The Employee further agrees that he will, upon termination of Employee's employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and the Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 6, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

     7.    Business Opportunities and Inventions.

           A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

           B.     (1)       Employee will make full and prompt written
disclosure to the Company or its nominee of all inventions, discoveries, developments, improvements and innovations ("Inventions") whether patentable or not, conceived or made by Employee, either solely or in concert with others during the period of Employee's employment with the Company, including, but not limited to, any period prior to the date of this Agreement, whether or not made or conceived during working hours which:

                            (a) relate in any manner to the existing or contemplated business or research activities of the Company, or

                            (b) are suggested by or result from Employee's work at the Company, or

                            (c) result from the use of the Company's time, materials or facilities,

and Employee acknowledges that all such Inventions shall be the exclusive property of the Company.

                  (2) Employee hereby assigns to the Company Employee's entire right, title and interest to all such Inventions which are the property of the Company under the provisions of Subparagraph 7(B)(1) of this Agreement and to all unpatented Inventions generated during the period of Employee's employment with the Company which he now owns and Employee will, at the Company's request and expense, execute specific assignments to any such Inventions and execute, acknowledge and deliver such other documents and take such further action as may be considered necessary by the Company at any time during or subsequent to the period of Employee's employment with the Company to obtain and defend letters patent in any and all countries and to vest title in such Inventions in the Company or its assigns.

                  (3) Employee agrees that an Invention conceived by Employee or described in a patent application filed by Employee or on Employee's behalf within twelve months following the period of Employee's employment with the Company shall be presumed to have been conceived or made by Employee during the period of Employee's employment with the Company unless proven to have been conceived and made by Employee following the termination of employment with the Company. For purposes of this Subparagraph 7(B)(3), witnessed documentation of the Invention shall constitute such proof and shall shift the burden of proof concerning the time of conception of such Invention to the Company.

     8.    Noncompetition Covenant.

           A. Employee covenants and agrees that for a period extending from the effective date of this Agreement and until that date which is twenty-four (24) months after the effective date of the termination of Employee's employment with the Company hereunder (whether such termination shall have been voluntary or involuntary on the part of the Employee), Employee will not (without the prior written consent of the Company) directly or indirectly, either individually or as an employee, agent, partner, shareholder, director, officer, consultant or in any other capacity, participate in or have a financial, management or other interest in any business enterprise anywhere in the world that engages in (or within twenty-four (24) months of the termination of Employee's employment has plans to engage in) substantial and direct competition with any business operation actively conducted by the Company or it subsidiaries or affiliates, or any of their successors or assigns, if the Employee actively participated in such business operation of the Company or had awareness of such business operation of the Company during Employee's employment. The ownership of less than one percent of the outstanding debt or equity in a corporation whose shares are traded on a recognized stock exchange or in the over-the-counter market, even though that corporation may be a competitor of the Company or any of its affiliates or subsidiaries, shall not constitute a breach of this Agreement.

           B. The Company acknowledges that it would be appropriate to compensate Employee during the period of time between the effective date of Employee's termination of Employee's employment with the Company and the end of the noncompetition period. To that end, the Company shall pay Employee one month's base pay (at the rate in effect on Employee's termination date) for every one month during the noncompetition period; provided that, the Company shall make no payment to Employee pursuant to this Subparagraph 8(B) for any month during which a payment can be deemed to have been paid pursuant to Paragraph 1, above.

           C. Employee acknowledges and agrees that the period of time and the geographic scope specified with respect to Employee's aforesaid covenant not to compete is the minimum period of time and geographic area necessary to reasonably and adequately protect the Company and its affiliates in the continued operation of their business and affairs, and in the use and enjoyment of their assets, properties and property rights. Employee further acknowledges that the compensation provided in Subparagraph 8(B) hereof will adequately compensate Employee during his transition to new employment.

           D. If and to the extent that any part of the noncompetition covenant set forth above shall be deemed by the court in which a suit is brought to be unenforceable as written, by reason of it scope in terms of area or length of time, but may be made enforceable by reducing the area or period of time applicable to such covenant, Employee and the Company stipulate and agree that such covenant shall automatically be deemed to be amended for all purposes of such suit so as to incorporate the aforesaid reduction in area, or duration of time, or both, to the end that such covenant, as modified in connection with such suit, shall be enforceable to the fullest extent permissible in such jurisdiction.

           E. Employee and the Company acknowledge that there may be times when the Company may consider it to be appropriate to waive all or part of the agreement that Employee not compete with the Company. In such event, the Company may, at its option, waive all or part of the time period specified in Subparagraph 8(A) during which Employee is not permitted to complete. The compensation provided in Subparagraph 8(B) shall be reduced to the same extent as the noncompetition period is reduced; provided that this reduction in compensation shall not reduce the compensation which may be owed to Employee pursuant to Paragraph 1.

     9. Resolution of Disputes Regarding Termination. Employee shall not initiate legal proceedings against the Company, or any of its directors, officers, employees, agents or representatives relating in any way to this Agreement, to Employee's employment with the Company, or the termination of Employee's employment until 30 days after the Company receives written notice from Employee of the specific nature of any purported claim against the Company and the amount of any purported damages. Employee further agrees that if the Company submits Employee's claim to the Center for Public Resources, 680 Fifth Avenue, New York, New York 10019, for nonbinding mediation prior to the expiration of such 30 day period, Employee may not institute legal proceedings against the Company until the earlier of: a) the completion of nonbinding mediation efforts, or b) 90 days after the date on which the Company received written notice of Employee's claim. Employee and the Company agree that all mediation sessions shall take place in Chicago or in such other place as Employee and the Company mutually agree.

    10. Early Termination. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 5, 6, 7 or 8 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

    11. Modification. If, in any action before any court or agency legally empowered to enforce such covenants, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

    12. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to them for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and
(b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 5, 6, 7 or 8 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 5, 6, 7 and 8 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

    13. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

    14. Designation of Beneficiary. Employee may, by written instrument delivered to the Company, designate a beneficiary or beneficiaries to receive any payments to which he may be entitled under Paragraph 3 which become payable following Employee's death, and may at any time or from time to time change such designated beneficiary by similar written instrument, and the Company shall be fully protected in making any such payments to such designated beneficiary. In the event of Employee's death when no such beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

    15. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

    16. Successors and Assigns; Parties in Interest. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators.

    17. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 135 Thornbrook Road, DeKalb, IL 60115.

    18. Integration. This Agreement, including Exhibit A as it may be amended from time to time, as well as all confidentiality agreements signed by Employee during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein, supercedes all prior negotiations and agreements, both oral and written, between the parties and cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.

    19. Headings. The headings in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

           IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.

                                        DEKALB Genetics Corporation



                                        By:


                                        Employee

                                  EMPLOYMENT AGREEMENT



           THIS AGREEMENT is effective September 1, 1993, and made by and between Thomas B. Rice ("Employee") and DEKALB Genetics Corporation, a Delaware corporation (the "Company").

           WHEREAS, Employee is a key employee of the Company and he acknowledges that Employee's talents and services to the Company are of a special, unique, unusual and extraordinary character and are of particular and peculiar benefit and importance to the Company; and

           WHEREAS, the Company desires to obtain assurances that the Employee will devote Employee's best efforts to Employee's employment with the Company, that he will not compete with the Company and that he will not solicit other employees of the Company to terminate their relationships with the Company; and

           WHEREAS, Employee is willing, in consideration for Employee's employment with the Company, to provide the Company with such assurances and to enter into and carry out this Agreement;

           NOW, THEREFORE, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee in an executive capacity as an officer of the Company, and Employee agrees to be so employed by the Company, commencing September 1, 1993. In the event the Company terminates Employee's employment for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal eighteen (18) months base salary beginning with the date of termination.

     2.    Best Efforts and Other Employment of Employee.

           A. Employee agrees that he will at all times faithfully, industriously and to the best of Employee's ability, experience and talents, perform all of the duties that may be required of and from Employee pursuant to the express and implicit terms hereof to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require or as the interest, needs, business, or opportunities of the Company shall require.

           B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunder to any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

     3.    Annual Compensation.

           A.     (1).      The compensation to be paid for the services to be
                            rendered by Employees shall be as described in Exhibit A , hereto. The payment of all such amounts, including the payment of all severance obligations, if any, shall constitute full satisfaction and discharge of the obligations of the Company under this Agreement, but without prejudice to Employee's rights under any employee benefit plan or incentive compensation plan provided by the Company.

                  (2). Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis. This Agreement and the applicable Exhibit A shall be treated as one agreement.

           B. If Employee voluntarily terminates Employee's employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year. If Employee should die or become disabled and unable to perform Employee's duties on or before August 31, 1994, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1993, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

           C. The Company shall pay Employees reasonable airline fares, hotel bills and other necessary and proper expenses when traveling on, or otherwise performing, the Company's business, provided that Employee furnishes the Company with appropriate supporting documentation of such expenses.

     4. Termination for Cause. Employee shall be deemed to have been terminated by the Company for cause if he is terminated because of Employee's acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement. If Employee is terminated for cause, he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to Employee even if he worked for the entire year.

     5. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, the Employee will not, directly, or indirectly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

    A.     to leave his or her employment or position with the Company,

    B.     to compete with the business of the Company, or

    C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

           For purposes of this Paragraph 5, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.

     6. Confidentiality. The Employee will not at any time during or after Employee's employment by the Company, directly or indirectly, divulge, disclose or communicate to any person, firm or corporation in any manner whatsoever, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. While engaged as an employee of the Company, the Employee may only use information concerning any matters affecting or relating to the Company or the business of the Company for a purpose which is necessary to the carrying out of the Employee's duties as an employee of the Company, and the Employee may not make use of any information of the Company after he is no longer an employee of the Company. The Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being stipulated by the parties that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, customer lists, employees, employee salaries, costs, prices, earnings, any financial or cost accounting reports, products, services, research programs, pedigrees, formulae, compositions, patents, machines, equipment, apparatus, systems, manufacturing or production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee agrees that all such information is a trade secret owned exclusively by the Company which shall at all times be kept confidential. The Employee further agrees that he will, upon termination of Employee's employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and the Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 6, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

     7.    Business Opportunities and Inventions.

           A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

           B.     (1)       Employee will make full and prompt written
disclosure to the Company or its nominee of all inventions, discoveries, developments, improvements and innovations ("Inventions") whether patentable or not, conceived or made by Employee, either solely or in concert with others during the period of Employee's employment with the Company, including, but not limited to, any period prior to the date of this Agreement, whether or not made or conceived during working hours which:

                            (a) relate in any manner to the existing or contemplated business or research activities of the Company, or

                            (b) are suggested by or result from Employee's work at the Company, or

                            (c) result from the use of the Company's time, materials or facilities,

and Employee acknowledges that all such Inventions shall be the exclusive property of the Company.

                  (2) Employee hereby assigns to the Company Employee's entire right, title and interest to all such Inventions which are the property of the Company under the provisions of Subparagraph 7(B)(1) of this Agreement and to all unpatented Inventions generated during the period of Employee's employment with the Company which he now owns and Employee will, at the Company's request and expense, execute specific assignments to any such Inventions and execute, acknowledge and deliver such other documents and take such further action as may be considered necessary by the Company at any time during or subsequent to the period of Employee's employment with the Company to obtain and defend letters patent in any and all countries and to vest title in such Inventions in the Company or its assigns.

                  (3) Employee agrees that an Invention conceived by Employee or described in a patent application filed by Employee or on Employee's behalf within twelve months following the period of Employee's employment with the Company shall be presumed to have been conceived or made by Employee during the period of Employee's employment with the Company unless proven to have been conceived and made by Employee following the termination of employment with the Company. For purposes of this Subparagraph 7(B)(3), witnessed documentation of the Invention shall constitute such proof and shall shift the burden of proof concerning the time of conception of such Invention to the Company.

     8.    Noncompetition Covenant.

           A. Employee covenants and agrees that for a period extending from the effective date of this Agreement and until that date which is eighteen (18) months after the effective date of the termination of Employee's employment with the Company hereunder (whether such termination shall have been voluntary or involuntary on the part of the Employee), Employee will not (without the prior written consent of the Company) directly or indirectly, either individually or as an employee, agent, partner, shareholder, director, officer, consultant or in any other capacity, participate in or have a financial, management or other interest in any business enterprise anywhere in the world that engages in (or within eighteen (18) months of the termination of Employee's employment has plans to engage in) substantial and direct competition with the Company or its subsidiaries or affiliates, or any of their successors or assigns, in any business operation involving the producing, distributing or marketing of hybrid or specialized agricultural seeds or conducting or administering any research activities relating to hybrid or specialized agricultural seed. The ownership of less than one percent of the outstanding debt or equity in a corporation whose shares are traded on a recognized stock exchange or in the over-the-counter market, even though that corporation may be a competitor of the Company or any of its affiliates or subsidiaries, shall not constitute a breach of this Agreement.

           B. The Company acknowledges that it would be appropriate to compensate Employee during the period of time between the effective date of Employee's termination of Employee's employment with the Company and the end of the noncompetition period. To that end, the Company shall pay Employee one month's base pay (at the rate in effect on Employee's termination date) for every one month during the noncompetition period; provided that, the Company shall make no payment to Employee pursuant to this Subparagraph 8(B) for any month during which a payment can be deemed to have been paid pursuant to Paragraph 1, above.

           C. Employee acknowledges and agrees that the period of time and the geographic scope specified with respect to Employee's aforesaid covenant not to compete is the minimum period of time and geographic area necessary to reasonably and adequately protect the Company and its affiliates in the continued operation of their business and affairs, and in the use and enjoyment of their assets, properties and property rights. Employee further acknowledges that the compensation provided in Subparagraph 8(B) hereof will adequately compensate Employee during his transition to new employment.

           D. If and to the extent that any part of the noncompetition covenant set forth above shall be deemed by the court in which a suit is brought to be unenforceable as written, by reason of it scope in terms of area or length of time, but may be made enforceable by reducing the area or period of time applicable to such covenant, Employee and the Company stipulate and agree that such covenant shall automatically be deemed to be amended for all purposes of such suit so as to incorporate the aforesaid reduction in area, or duration of time, or both, to the end that such covenant, as modified in connection with such suit, shall be enforceable to the fullest extent permissible in such jurisdiction.

           E. Employee and the Company acknowledge that there may be times when the Company may consider it to be appropriate to waive all or part of the agreement that Employee not compete with the Company. In such event, the Company may, at its option, waive all or part of the time period specified in Subparagraph 8(A) during which Employee is not permitted to complete. The compensation provided in Subparagraph 8(B) shall be reduced to the same extent as the noncompetition period is reduced; provided that this reduction in compensation shall not reduce the compensation which may be owed to Employee pursuant to Paragraph 1.

     9. Resolution of Disputes Regarding Termination. Employee shall not initiate legal proceedings against the Company, or any of its directors, officers, employees, agents or representatives relating in any way to this Agreement, to Employee's employment with the Company, or the termination of Employee's employment until 30 days after the Company receives written notice from Employee of the specific nature of any purported claim against the Company and the amount of any purported damages. Employee further agrees that if the Company submits Employee's claim to the Center for Public Resources, 680 Fifth Avenue, New York, New York 10019, for nonbinding mediation prior to the expiration of such 30 day period, Employee may not institute legal proceedings against the Company until the earlier of: a) the completion of nonbinding mediation efforts, or b) 90 days after the date on which the Company received written notice of Employee's claim. Employee and the Company agree that all mediation sessions shall take place in Chicago or in such other place as Employee and the Company mutually agree.

    10. Early Termination. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 5, 6, 7 or 8 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

    11. Modification. If, in any action before any court or agency legally empowered to enforce such covenants, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

    12. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to them for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and
(b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 5, 6, 7 or 8 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 5, 6, 7 and 8 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

    13. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

    14. Designation of Beneficiary. Employee may, by written instrument delivered to the Company, designate a beneficiary or beneficiaries to receive any payments to which he may be entitled under Paragraph 3 which become payable following Employee's death, and may at any time or from time to time change such designated beneficiary by similar written instrument, and the Company shall be fully protected in making any such payments to such designated beneficiary. In the event of Employee's death when no such beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

    15. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

    16. Successors and Assigns; Parties in Interest. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators.

    17. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 64 Twin Lakes Drive, Waterford, CT 06385.

    18. Integration. This Agreement, including Exhibit A as it may be amended from time to time, as well as all confidentiality agreements signed by Employee during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein, supercedes all prior negotiations and agreements, both oral and written, between the parties and cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.

    19. Headings. The headings in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

           IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.

                                        DEKALB Genetics Corporation



                                        By:


                                        Employee

                            EMPLOYMENT AGREEMENT

           THIS AGREEMENT is effective September 1, 1993, and made by and between Byron D. Ford ("Employee") and DEKALB Genetics Corporation, a Delaware corporation (the "Company").

           WHEREAS, Employee is a key employee of the Company and he acknowledges that Employee's talents and services to the Company are of a special, unique, unusual and extraordinary character and are of particular and peculiar benefit and importance to the Company; and

           WHEREAS, the Company desires to obtain assurances that the Employee will devote Employee's best efforts to Employee's employment with the Company, that he will not compete with the Company and that he will not solicit other employees of the Company to terminate their relationships with the Company; and

           WHEREAS, Employee is willing, in consideration for Employee's employment with the Company, to provide the Company with such assurances and to enter into and carry out this Agreement;

           NOW, THEREFORE, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee, and Employee agrees to be so employed by the Company, commencing September 1, 1993. In the event the Company terminates Employee's employment for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal nine (9) months base salary beginning with the date of termination.

     2.    Best Efforts and Other Employment of Employee.

           A. Employee agrees that he will at all times faithfully, industriously and to the best of Employee's ability, experience and talents, perform all of the duties that may be required of and from Employee pursuant to the express and implicit terms hereof to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require or as the interest, needs, business, or opportunities of the Company shall require.

           B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunderto any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

     3.    Annual Compensation.

           A.     (1).      The compensation to be paid for the services to be
                            rendered by Employees shall be as described in Exhibit A , hereto. The payment of all such amounts, including the payment of all severance obligations, if any, shall constitute full satisfaction and discharge of the obligations of the Company under this Agreement, but without prejudice to Employee's rights under any employee benefit plan or incentive compensation plan provided by the Company.

                  (2). Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis. This Agreement and the applicable Exhibit A shall be treated as one agreement.

           B. If Employee voluntarily terminates Employee's employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year. If Employee should die or become disabled and unable to perform Employee's duties on or before August 31, 1994, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1993, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

           C. The Company shall pay Employees reasonable airline fares, hotel bills and other necessary and proper expenses when traveling on, or otherwise performing, the Company's business, provided that Employee furnishes the Company with appropriate supporting documentation of such expenses.

     4. Termination for Cause. Employee shall be deemed to have been terminated by the Company for cause if he is terminated because of Employee's acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement. If Employee is terminated for cause, he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to Employee even if he worked for the entire year.

     5. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, the Employee will not, directly, or indirectly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

    A.     to leave his or her employment or position with the Company,

    B.     to compete with the business of the Company, or

    C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

           For purposes of this Paragraph 5, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.

     6. Confidentiality. The Employee will not at any time during or after Employee's employment by the Company, directly or indirectly, divulge, disclose or communicate to any person, firm or corporation in any manner whatsoever, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. While engaged as an employee of the Company, the Employee may only use information concerning any matters affecting or relating to the Company or the business of the Company for a purpose which is necessary to the carrying out of the Employee's duties as an employee of the Company, and the Employee may not make use of any information of the Company after he is no longer an employee of the Company. The Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being stipulated by the parties that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, customer lists, employees, employee salaries, costs, prices, earnings, any financial or cost accounting reports, products, services, research programs, pedigrees, formulae, compositions, patents, machines, equipment, apparatus, systems, manufacturing or production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee agrees that all such information is a trade secret owned exclusively by the Company which shall at all times be kept confidential. The Employee further agrees that he will, upon termination of Employee's employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and the Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 6, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

     7.    Business Opportunities and Inventions.

           A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

           B.     (1)       Employee will make full and prompt written
disclosure to the Company or its nominee of all inventions, discoveries, developments, improvements and innovations ("Inventions") whether patentable or not, conceived or made by Employee, either solely or in concert with others during the period of Employee's employment with the Company, including, but not limited to, any period prior to the date of this Agreement, whether or not made or conceived during working hours which:

                            (a) relate in any manner to the existing or contemplated business or research activities of the Company, or

                            (b) are suggested by or result from Employee's work at the Company, or

                            (c) result from the use of the Company's time, materials or facilities,

and Employee acknowledges that all such Inventions shall be the exclusive property of the Company.

                  (2) Employee hereby assigns to the Company Employee's entire right, title and interest to all such Inventions which are the property of the Company under the provisions of Subparagraph 7(B)(1) of this Agreement and to all unpatented Inventions generated during the period of Employee's employment with the Company which he now owns and Employee will, at the Company's request and expense, execute specific assignments to any such Inventions and execute, acknowledge and deliver such other documents and take such further action as may be considered necessary by the Company at any time during or subsequent to the period of Employee's employment with the Company to obtain and defend letters patent in any and all countries and to vest title in such Inventions in the Company or its assigns.

                  (3) Employee agrees that an Invention conceived by Employee or described in a patent application filed by Employee or on Employee's behalf within twelve months following the period of Employee's employment with the Company shall be presumed to have been conceived or made by Employee during the period of Employee's employment with the Company unless proven to have been conceived and made by Employee following the termination of employment with the Company. For purposes of this Subparagraph 7(B)(3), witnessed documentation of the Invention shall constitute such proof and shall shift the burden of proof concerning the time of conception of such Invention to the Company.

     8.    Noncompetition Covenant.

           A. Employee covenants and agrees that for a period extending from the effective date of this Agreement and until that date which is twelve (12) months after the effective date of the termination of Employee's employment with the Company hereunder (whether such termination shall have been voluntary or involuntary on the part of the Employee), Employee will not (without the prior written consent of the Company) directly or indirectly, either individually or as an employee, agent, partner, shareholder, director, officer, consultant or in any other capacity, participate in or have a financial, management or other interest in any business enterprise anywhere in the world that engages in (or within twelve (12) months of the termination of Employee's employment has plans to engage in) substantial and direct competition with the Company or its subsidiaries or affiliates, or any of their successors or assigns, in any business operation involving the producing, distributing or marketing of hybrid or specialized agricultural seeds or conducting or administering any research activities relating to hybrid or specialized agricultural seed. The ownership of less than one percent of the outstanding debt or equity in a corporation whose shares are traded on a recognized stock exchange or in the over-the-counter market, even though that corporation may be a competitor of the Company or any of its affiliates or subsidiaries, shall not constitute a breach of this Agreement.

           B. The Company acknowledges that it would be appropriate to compensate Employee during the period of time between the effective date of Employee's termination of Employee's employment with the Company and the end of the noncompetition period. To that end, the Company shall pay Employee one month's base pay (at the rate in effect on Employee's termination date) for every one month during the noncompetition period; provided that, the Company shall make no payment to Employee pursuant to this Subparagraph 8(B) for any month during which a payment can be deemed to have been paid pursuant to Paragraph 1, above.

           C. Employee acknowledges and agrees that the period of time and the geographic scope specified with respect to Employee's aforesaid covenant not to compete is the minimum period of time and geographic area necessary to reasonably and adequately protect the Company and its affiliates in the continued operation of their business and affairs, and in the use and enjoyment of their assets, properties and property rights. Employee further acknowledges that the compensation provided in Subparagraph 8(B) hereof will adequately compensate Employee during his transition to new employment.

           D. If and to the extent that any part of the noncompetition covenant set forth above shall be deemed by the court in which a suit is brought to be unenforceable as written, by reason of it scope in terms of area or length of time, but may be made enforceable by reducing the area or period of time applicable to such covenant, Employee and the Company stipulate and agree that such covenant shall automatically be deemed to be amended for all purposes of such suit so as to incorporate the aforesaid reduction in area, or duration of time, or both, to the end that such covenant, as modified in connection with such suit, shall be enforceable to the fullest extent permissible in such jurisdiction.

           E. Employee and the Company acknowledge that there may be times when the Company may consider it to be appropriate to waive all or part of the agreement that Employee not compete with the Company. In such event, the Company may, at its option, waive all or part of the time period specified in Subparagraph 8(A) during which Employee is not permitted to complete. The compensation provided in Subparagraph 8(B) shall be reduced to the same extent as the noncompetition period is reduced; provided that this reduction in compensation shall not reduce the compensation which may be owed to Employee pursuant to Paragraph 1.

     9. Resolution of Disputes Regarding Termination. Employee shall not initiate legal proceedings against the Company, or any of its directors, officers, employees, agents or representatives relating in any way to this Agreement, to Employee's employment with the Company, or the termination of Employee's employment until 30 days after the Company receives written notice from Employee of the specific nature of any purported claim against the Company and the amount of any purported damages. Employee further agrees that if the Company submits Employee's claim to the Center for Public Resources, 680 Fifth Avenue, New York, New York 10019, for nonbinding mediation prior to the expiration of such 30 day period, Employee may not institute legal proceedings against the Company until the earlier of: a) the completion of nonbinding mediation efforts, or b) 90 days after the date on which the Company received written notice of Employee's claim. Employee and the Company agree that all mediation sessions shall take place in Chicago or in such other place as Employee and the Company mutually agree.

    10. Early Termination. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 5, 6, 7 or 8 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

    11. Modification. If, in any action before any court or agency legally empowered to enforce such covenants, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

    12. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to them for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and
(b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 5, 6, 7 or 8 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 5, 6, 7 and 8 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

    13. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

    14. Designation of Beneficiary. Employee may, by written instrument delivered to the Company, designate a beneficiary or beneficiaries to receive any payments to which he may be entitled under Paragraph 3 which become payable following Employee's death, and may at any time or from time to time change such designated beneficiary by similar written instrument, and the Company shall be fully protected in making any such payments to such designated beneficiary. In the event of Employee's death when no such beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

    15. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

    16. Successors and Assigns; Parties in Interest. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators.

    17. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at
               .

    18. Integration. This Agreement, including Exhibit A as it may be amended from time to time, as well as all confidentiality agreements signed by Employee during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein, supercedes all prior negotiations and agreements, both oral and written, between the parties and cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.

    19. Headings. The headings in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

           IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.

                                        DEKALB Genetics Corporation



                                        By:


                                        Employee

                                  EMPLOYMENT AGREEMENT

           THIS AGREEMENT is effective September 1, 1993, and made by and between Roy L. Poage ("Employee") and DEKALB Swine Breeders, Inc., a Delaware corporation (the "Company").

           WHEREAS, Employee is a key employee of the Company and he acknowledges that Employee's talents and services to the Company are of a special, unique, unusual and extraordinary character and are of particular and peculiar benefit and importance to the Company; and

           WHEREAS, the Company desires to obtain assurances that the Employee will devote Employee's best efforts to Employee's employment with the Company, that he will not compete with the Company and that he will not solicit other employees of the Company to terminate their relationships with the Company; and

           WHEREAS, Employee is willing, in consideration for Employee's employment with the Company, to provide the Company with such assurances and to enter into and carry out this Agreement;

           NOW, THEREFORE, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee in an executive capacity as an officer of the Company, and Employee agrees to be so employed by the Company, commencing September 1, 1993. In the event the Company terminates Employee's employment for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal twelve (12) months base salary beginning with the date of termination.

     2.    Best Efforts and Other Employment of Employee.

           A. Employee agrees that he will at all times faithfully, industriously and to the best of Employee's ability, experience and talents, perform all of the duties that may be required of and from Employee pursuant to the express and implicit terms hereof to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require or as the interest, needs, business, or opportunities of the Company shall require.

           B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunder to any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

     3.    Annual Compensation.

           A.     (1).      The compensation to be paid for the services to be
                            rendered by Employees shall be as described in Exhibit A , hereto. The payment of all such amounts, including the payment of all severance obligations, if any, shall constitute full satisfaction and discharge of the obligations of the Company under this Agreement, but without prejudice to Employee's rights under any employee benefit plan or incentive compensation plan provided by the Company.

                  (2). Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis. This Agreement and the applicable Exhibit A shall be treated as one agreement.

           B. If Employee voluntarily terminates Employee's employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year. If Employee should die or become disabled and unable to perform Employee's duties on or before August 31, 1994, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1993, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

           C. The Company shall pay Employees reasonable airline fares, hotel bills and other necessary and proper expenses when traveling on, or otherwise performing, the Company's business, provided that Employee furnishes the Company with appropriate supporting documentation of such expenses.

     4. Termination for Cause. Employee shall be deemed to have been terminated by the Company for cause if he is terminated because of Employee's acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement. If Employee is terminated for cause, he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to Employee even if he worked for the entire year.

     5. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, the Employee will not, directly, or indirectly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

    A.     to leave his or her employment or position with the Company,

    B.     to compete with the business of the Company, or

    C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

           For purposes of this Paragraph 5, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.

     6. Confidentiality. The Employee will not at any time during or after Employee's employment by the Company, directly or indirectly, divulge, disclose or communicate to any person, firm or corporation in any manner whatsoever, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. While engaged as an employee of the Company, the Employee may only use information concerning any matters affecting or relating to the Company or the business of the Company for a purpose which is necessary to the carrying out of the Employee's duties as an employee of the Company, and the Employee may not make use of any information of the Company after he is no longer an employee of the Company. The Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being stipulated by the parties that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, customer lists, employees, employee salaries, costs, prices, earnings, any financial or cost accounting reports, products, services, research programs, pedigrees, formulae, compositions, patents, machines, equipment, apparatus, systems, manufacturing or production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee agrees that all such information is a trade secret owned exclusively by the Company which shall at all times be kept confidential. The Employee further agrees that he will, upon termination of Employee's employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and the Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 6, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

     7.    Business Opportunities and Inventions.

           A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

           B.     (1)       Employee will make full and prompt written
disclosure to the Company or its nominee of all inventions, discoveries, developments, improvements and innovations ("Inventions") whether patentable or not, conceived or made by Employee, either solely or in concert with others during the period of Employee's employment with the Company, including, but not limited to, any period prior to the date of this Agreement, whether or not made or conceived during working hours which:

                            (a) relate in any manner to the existing or contemplated business or research activities of the Company, or

                            (b) are suggested by or result from Employee's work at the Company, or

                            (c) result from the use of the Company's time, materials or facilities,

and Employee acknowledges that all such Inventions shall be the exclusive property of the Company.

                  (2) Employee hereby assigns to the Company Employee's entire right, title and interest to all such Inventions which are the property of the Company under the provisions of Subparagraph 7(B)(1) of this Agreement and to all unpatented Inventions generated during the period of Employee's employment with the Company which he now owns and Employee will, at the Company's request and expense, execute specific assignments to any such Inventions and execute, acknowledge and deliver such other documents and take such further action as may be considered necessary by the Company at any time during or subsequent to the period of Employee's employment with the Company to obtain and defend letters patent in any and all countries and to vest title in such Inventions in the Company or its assigns.
                  (3) Employee agrees that an Invention conceived by Employee or described in a patent application filed by Employee or on Employee's behalf within twelve months following the period of Employee's employment with the Company shall be presumed to have been conceived or made by Employee during the period of Employee's employment with the Company unless proven to have been conceived and made by Employee following the termination of employment with the Company. For purposes of this Subparagraph 7(B)(3), witnessed documentation of the Invention shall constitute such proof and shall shift the burden of proof concerning the time of conception of such Invention to the Company.

     8. Resolution of Disputes Regarding Termination. Employee shall not initiate legal proceedings against the Company, or any of its directors, officers, employees, agents or representatives relating in any way to this Agreement, to Employee's employment with the Company, or the termination of Employee's employment until 30 days after the Company receives written notice from Employee of the specific nature of any purported claim against the Company and the amount of any purported damages. Employee further agrees that if the Company submits Employee's claim to the Center for Public Resources, 680 Fifth Avenue, New York, New York 10019, for nonbinding mediation prior to the expiration of such 30 day period, Employee may not institute legal proceedings against the Company until the earlier of: a) the completion of nonbinding mediation efforts, or b) 90 days after the date on which the Company received written notice of Employee's claim. Employee and the Company agree that all mediation sessions shall take place in Chicago or in such other place as Employee and the Company mutually agree. If mediation does not take place or does not resolve the issues between Employee and the Company, either party may resort to litigation without having waived any rights.

     9. Early Termination. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 5, 6 or 7 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

    10. Modification. If, in any action before any court or agency legally empowered to enforce such covenants, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

    11. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to them for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and
(b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 5, 6 or 7 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 5, 6 and 7 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

    12. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

    13. Designation of Beneficiary. Employee may, by written instrument delivered to the Company, designate a beneficiary or beneficiaries to receive any payments to which he may be entitled under Paragraph 3 which become payable following Employee's death, and may at any time or from time to time change such designated beneficiary by similar written instrument, and the Company shall be fully protected in making any such payments to such designated beneficiary. In the event of Employee's death when no such beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

    14. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

    15. Successors and Assigns; Parties in Interest. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators.

    16. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 11579 Deerpath Road, Sycamore, IL 60178.

    17. Integration. This Agreement, including Exhibit A as it may be amended from time to time, as well as all confidentiality agreements signed by Employer during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein, supercedes all prior negotiations and agreements, both oral and written, between the parties and cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.

    18. Headings. The headings in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.


           IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.

                                        DEKALB Swine Breeders, Inc.



                                        By:


                                        Employee

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
              For the six months ended February 28, 1994 and 1993

                                                        February     February
                                                          1994         1993
PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                        5,139,520    5,126,493

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                              69,851       63,010

    Average number of common and common
    equivalent shares outstanding                     5,209,371    5,189,503

  Net Earnings

    Net earnings for primary earnings per share      $6,632,000   $7,946,000

  Primary Earnings Per Share                              $1.27        $1.53


FULLY DILUTED EARNINGS PER SHARE:(a)
  Shares
    Average shares outstanding                                     5,126,493

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at greater of closing or average market price                     65,137

    Weighted average shares assuming conversion
    of zero-coupon note *                                          1,191,185

    Fully Diluted                                                  6,382,815

  Net Earnings
    Net Earnings                                                  $7,946,000

    Add interest on zero-coupon note,
    net of tax effect                                              1,363,000

    Net earnings for fully diluted earnings
     per share                                                    $9,309,000

  Fully Diluted Earnings per Share                                   $1.46(b)

(a) Fully diluted earnings per share calculation was not required for fiscal 1994.

(b) This information was not presented on the Statement of Operations since the potential dilution was eliminated during the second six months of fiscal 1993. The primary calculation was comparable to the current year calculation.

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
             For the three months ended February 28, 1994 and 1993

                                                        February     February
                                                          1994         1993
PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                        5,140,055    5,129,229

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                              84,082       65,278

    Average number of common and common
    equivalent shares outstanding                     5,224,137    5,194,507

  Net Earnings

    Net earnings for primary earnings per share      $5,711,000   $7,169,000

  Primary Earnings Per Share                              $1.09        $1.38


FULLY DILUTED EARNINGS PER SHARE:(a)
  Shares
    Average shares outstanding                                     5,129,229

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at greater of closing or average market price                     68,643

    Weighted average shares assuming conversion
    of zero-coupon note                                            1,191,185

    Fully Diluted                                                  6,389,057

  Net Earnings
    Net Earnings                                                  $7,169,000

    Add interest on zero-coupon note,
    net of tax effect                                                688,000

    Net earnings for fully diluted earnings
     per share                                                    $7,857,000

  Fully Diluted Earnings per Share                                   $1.23(b)

(a) Fully diluted earnings per share calculation was not required for fiscal 1994.

(b) This information was not presented on the Statement of Operations since the potential dilution was eliminated during the second six months of fiscal 1993. The primary calculation was comparable to the current year calculation.

                                  EXHIBIT 15





Securities & Exchange Commission
Washington, D.C.  20549



We are aware that our report dated April 7, 1994, on our review of the interim financial information of DEKALB Genetics Corporation as of February 28, 1994 and 1993, and the three-month and six-month periods then ended, included in this Form 10-Q, is incorporated by reference into the Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8. Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                          COOPERS & LYBRAND





Chicago, Illinois
April 7, 1994