Form 10-Q
period 1994-05-31
DEKALB GENETICS CORP
filed 1994-07-14
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1994 or

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

                                              Yes   X    No


       Title of class                  Outstanding as of May 31, 1994
Class A Common, no par value                                  788,211
Class B Common, no par value                                4,355,156


Exhibit index is located on page 2

Total number of pages 18

- - -1-

                          DEKALB GENETICS CORPORATION

                                     INDEX


                                                                     Page No.

Part I - Financial Information (Unaudited except for the
  Condensed Consolidated Balance Sheet as of August 31, 1993):

  Management's Discussion and Analysis of Results of Operations
  and Financial Position                                               3-6

  Condensed Consolidated Statements of Operations for the nine
  months ended May 31, 1994 and 1993                                     7

  Condensed Consolidated Statements of Operations for the three
  months ended May 31, 1994 and 1993                                     8

  Condensed Consolidated Balance Sheets, May 31, 1994 and 1993
  and August 31, 1993                                                    9

  Condensed Consolidated Statements of Cash Flows for the nine
  months ended May 31, 1994 and 1993                                    10

  Notes to Condensed Consolidated Financial Statements               11-13

  Report of Independent Accountants                                     14

Part II - Other Information                                             15

  EXHIBIT 11 - Computation of Net Earnings per Common and Common
  Equivalent Share for the nine months ended May 31, 1994 and
  1993 and for the three months ended May 31, 1994 and 1993             16

  EXHIBIT 15 - Letter Re Unaudited Interim Financial Information        17

  EXHIBIT 18 - Preferability Letter from Auditors                       18

- - -2-

                          Management's Discussion and
                       Analysis of Results of Operations
                            and Financial Position



Net earnings for the first nine months of fiscal 1994 were $9.4 million ($1.80 per share) compared with $4.5 million ($.88 per share) in fiscal 1993. Consolidated revenues were $16.0 million higher than the prior year in spite of $4.6 million lower revenues from Argentina. North American seed and swine revenues were $14.2 million and $7.8 million, respectively, higher than last year.

Earnings for the first nine months of fiscal 1994 included the full $2.3 million ($.44 per share) after-tax benefit related to the suspension of the defined benefit portion of the Company's retirement program. The earnings effects (in millions), by segment, were $1.7 for North American seed and $0.2 each for swine, poultry and corporate. In the first quarter of fiscal 1994, the Company adopted SFAS No. 109 for accounting for income taxes. Also, in order to achieve a better matching of blended inventory costs with revenues, the Company changed from the last-in, first-out (LIFO) to the average cost inventory method, and changed the way in which it recognizes corn obsolescence from specifically identifying quantities to an historical-based experience approach (Note #2). The appropriate restatements have been made.



               Quarterly Industry Segment Revenues and Earnings
                                  In Millions
                                  (Unaudited)


                                         Third Quarter        Year-to-Date
                                        May       May        May       May
Revenues:                               1994      1993       1994      1993
                                                Restated             Restated

  Seed                                $ 88.1     $ 79.3     $236.5    $227.2
  Swine                                 14.2       11.3       40.4      32.6
  Poultry                                5.1        5.3       14.3      15.4
     Total Revenues                   $107.4     $ 95.9     $291.2    $275.2

Earnings:

  Seed                                $  3.0     $ (6.0)    $ 16.4    $ 10.0
  Swine                                  2.8        1.0        5.5       2.3
  Poultry                                0.1        0.5       (0.6)      0.1
     Total operations                    5.9       (4.5)      21.3      12.4

  General corporate expenses            (0.9)      (1.5)      (2.0)     (3.4)
  Net interest expense                  (2.0)      (2.3)      (5.8)     (6.3)
     Earnings before income taxes and
         accounting change            $  3.0     $ (8.3)    $ 13.5    $  2.7
  Income tax provisions                  0.8       (5.6)       3.7      (1.8)
     Earnings before cumulative
        effect of accounting change   $  2.2     $ (2.7)    $  9.8    $  4.5
     Cumulative effect of accounting
         change                            -         -        (0.4)       -

  Net Earnings                        $  2.2     $ (2.7)    $  9.4    $  4.5

- - -3-

SEED

Seed segment earnings for the first nine months of fiscal 1994 were $6.4 million greater than the comparable period of fiscal 1993 due to higher international and North American earnings. North American seed revenues increased by nine percent, but international seed revenues decreased by eight percent, largely due to reduced planted acres and lower average selling prices in Argentina.


NORTH AMERICAN SEED

North American seed results were $4.2 million above fiscal 1993. Although revenues were nine percent higher in fiscal 1994, costs increased by over eighteen percent and gross margin declined by one percent. The revenue increase was the result of higher corn and soybean volumes, partially offset by lower corn average selling prices due to smaller-sized seed and increased customer participation in early payment discount programs. North American corn acreage is approximately seven percent higher than last year while the Company's sales volume to date was up nearly nine percent. However, unusual spring planting conditions contributed to high seed returns in fiscal 1993 and the Company expects that the fiscal 1994 full year corn volume increase will be greater than nine percent because significant returns are not anticipated in the fourth quarter of fiscal 1994. The margin decrease was largely attributable to higher seed corn unit production costs resulting from a smaller crop and below target yields in the 1993 crop coupled with a lower average selling price for corn. Operating expenses were approximately five percent below the prior year.

North American seed segment earnings for the third quarter were $3.0 million higher than last year largely due to increased corn and soybean volume and the benefit arising from the suspension of the defined benefit portion of the Company's retirement program. The earnings increase was partially offset by the increased unit cost associated with the 1993 crop.


INTERNATIONAL SEED

International seed segment earnings increased $2.2 million from fiscal 1993. Argentine revenues and earnings were lower due to a reduction in planted acres resulting, in part, from adverse weather conditions. Higher unit costs and lower average selling prices also contributed to the lower earnings. However, losses from Spain and Australia recorded in the third quarter of fiscal 1993 were not present in fiscal 1994. In spite of the reduced Argentine earnings in fiscal 1994, DEKALB Argentina maintained its dominant corn market share. Earnings from international seed exports were down significantly from last year as a result of higher costs of seed produced in the U.S. for export and lower export volumes to Latin American countries and Europe.

International seed third quarter 1994 earnings were $6.0 million above the same period in the prior year due to the absence of losses in Spain and Australia, partially offset by lower earnings in Argentina.

- - -4-

SWINE

Swine segment earnings for the first nine months of fiscal 1994 were $3.2 million more than the previous year. Revenues were 24 percent higher than last year due to increased breeding stock and market animal volumes and prices. Breeding stock volume increased by 21 percent and market animal volume increased by six percent. Average prices received increased by nine and seven percent, respectively, for breeding stock and market animals. Compared to the prior year, cost of revenues increased 24 percent due to higher feed prices, greater swine volumes and the costs associated with two new production farms. Swine gross margin was 24 percent above fiscal 1993. Operating expenses were only five percent higher than the prior year.

Third quarter earnings were $1.8 million above the prior year third quarter due to higher animal volumes and prices. A revenue increase of $2.9 million was partially offset by higher production costs resulting from higher feed costs and start-up costs of the new facilities. Operating expenses were slightly higher than the prior year third quarter.


POULTRY

Poultry's loss of $0.6 million through the first nine months was $0.7 million below profit of $0.1 million in the prior year. Decreased export parent and grandparent earnings due to an embargo in Venezuela and a lack of hard currency in Bulgaria coupled with a decrease in domestic parent earnings were partially offset by lower operating expenses.

Fiscal 1994 third quarter earnings were $0.4 million below the third quarter of fiscal 1993, as the result of the lower export and domestic breeder activity.


GENERAL

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The full effect of this curtailment was a benefit of $2.3 million after-tax.
The effective tax rate decreased from 30.0 percent in the first nine months of fiscal 1993 to 27.0 percent in the same period of fiscal 1994. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. In fiscal 1994, the full year estimate includes a benefit associated with international seed losses incurred in prior years but utilized in the current year.


- - -5-

FINANCIAL POSITION

During the first three quarters of fiscal 1994, the net cash out flow from operations was $1.0 million compared with an outflow of $38.7 million in the prior year period. This difference resulted from significantly lower inventory acquisition costs, resulting from smaller crop production, and the generation of receipts from early cash discount programs.

Cash requirements for the first nine months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1996 and a $15 million facility available through November 29, 1994. The revolving credit facility limits total borrowing by establishing limits on certain balance sheet values and ratios. The most restrictive of these covenants requires the Company to maintain tangible net worth greater than $65.0 million, and at May 31, 1994, tangible net worth was $79.3 million. The Company also has numerous uncommitted credit facilities available and draws upon them periodically, including during the nine months ended May 31, 1994.

Management believes its operating cash flow and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.


- - -6-

DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended May 31, 1994 and 1993
(Dollars in millions except per share amounts)
  (Unaudited)


                                              May           May
                                             1994          1993
                                                          Restated
Revenues:
     Operating revenues                     $284.0        $268.8
     Royalty income                            7.2           6.4
                                             291.2         275.2

Cost and Expenses:
     Cost of operating revenues              160.5         137.1
     Selling expense                          56.7          58.6
     Research and development cost            39.0          39.2
     General and administrative expense       14.9          24.5
                                             271.1         259.4

          Operating Earnings                  20.1          15.8

Interest expense, net of interest income of
     $0.2 in 1994 and $0.3 in 1993            (5.8)         (6.3)
Other expense, net                            (0.8)         (6.8)

Earnings before income taxes and cumulative effect
   of accounting change                       13.5           2.7
Income tax provision                           3.7          (1.8)

Earnings before cumulative effect of account   9.8           4.5

Cumulative effect of accounting change        (0.4)            -

NET EARNINGS                                  $9.4          $4.5

     Earnings per share before cumulative
        effect of accounting change          $1.89         $0.88
     Accounting change                       (0.09)            -

     NET EARNINGS PER SHARE                  $1.80         $0.88


     DIVIDENDS PER SHARE                    ($0.60)       ($0.60)



The accompanying notes are an integral part of the financial statements.

- - -7-


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended May 31, 1994 and 1993
(Dollars in millions except per share amounts)
  (Unaudited)


                                              May           May
                                             1994          1993
                                                          Restated
Revenues:
     Operating revenues                     $104.0         $92.4
     Royalty income                            3.4           3.5
                                             107.4          95.9

Cost and Expenses:
     Cost of operating revenues               58.9          49.7
     Selling expense                          22.4          23.6
     Research and development cost            15.2          14.8
     General and administrative expense        6.2           8.2
                                             102.7         $96.3

          Operating Earnings (Loss)            4.7          (0.4)


Interest expense, net of interest income of   (2.0)         (2.3)
Other income (expense), net                    0.3          (5.6)


Earnings before income taxes                   3.0          (8.3)
Income tax provision                           0.8          (5.6)

NET EARNINGS (LOSS)                           $2.2         ($2.7)


     NET EARNINGS (LOSS) PER SHARE           $0.43        ($0.51)


     DIVIDENDS PER SHARE                     $0.20         $0.20



The accompanying notes are an integral part of the financial statements.

- - -8-





      DEKALB Genetics Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS
May 31, 1994 and 1993 and August 31, 1993
         (Dollars in millions)

                                            May      May    August
                                           1994     1993     1993

                                                   Restated
Current assets:
  Cash and cash equivalents                 $1.6     $0.9     $3.5
  Notes and accounts receivable, net of allowance for
    doubtful accounts of $2.2 at May 31, 1994, $1.3 at
    May 31, 1993 and $1.6 at August 31, 19 108.9    100.6     36.8
  Inventories (Note 2)                      83.8     99.5    118.2
  Deferred income taxes                      6.3      5.5      5.7
  Other current assets                       3.1      4.8      3.4

    Total current assets                   203.7    211.3    167.6
Investments in and advances to related com   7.5      8.1      9.1
Intangible assets                           41.7     42.8     42.6
Other assets                                 4.5      4.8      4.8
Property, plant and equipment, at cost     241.6    230.1    232.1
   Less accumulated depreciation and amort(144.1)  (138.4)  (138.8)

      Net property, plant and equipment     97.5     91.7     93.3

Total assets                              $354.9   $358.7   $317.4

Current liabilities:
  Notes payable                            $69.1    $69.0    $55.1
  Accounts payable, trade                    6.2      5.7      6.8
  Other accounts payable                    11.3      6.5      5.5
  Other current liabilities                 43.7     47.2     32.6

    Total current liabilities              130.3    128.4    100.0
Deferred compensation and other credits      5.3      5.9      5.8
Deferred income taxes                       13.2     12.5     11.7
Long-term debt, less current maturities     85.1     93.0     85.2

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000   0.1      0.1      0.1
    Common, Class B; authorized 15,000,000   0.4      0.4      0.4
  Capital in excess of stated value         80.0     79.7     79.9
  Retained earnings                         45.6     43.2     39.2
  Currency translation adjustments (Note 3  (2.7)    (2.1)    (2.5)

                                           123.4    121.3    117.1
    Less treasury stock, at cost            (2.4)    (2.4)    (2.4)

Total shareholders' equity                 121.0    118.9    114.7

Total liabilities and shareholders' equity$354.9   $358.7   $317.4


The accompanying notes are an integral part of the financial statements.

- - -9-


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 1994 and 1993
(Dollars in millions)
                                                      May        May
                                                     1994       1993
                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $9.4       $4.5

   Adjustments to reconcile net income to net cash
      flow from operating activities:
      Depreciation and amortization                    9.0        8.2
      Interest on zero coupon note                       -        2.9
      Equity earnings, net of dividends                1.3        0.8
      Cumulative effect of accounting change           0.4          -
      Provision for deferred income taxes              0.9       (5.4)
      Provision for inventory valuation               10.0        8.7
      Loss on dissolution of foreign subsidiary          -        5.4
      Other                                            0.8        0.5

   Changes in assets and liabilities:
      Receivables                                    (73.1)     (66.8)
      Inventories                                     24.4       (9.1)
      Other current assets                            (0.5)       0.7
      Accounts payable                                 5.2       (4.9)
      Accrued expenses                                12.2       16.3
      Other assets and liabilities                    (1.0)      (0.5)

   Net cash flow from operating activities           ($1.0)    ($38.7)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment        (12.3)     (10.7)
   Proceeds from sale of property, plant and equipme   0.6        0.5
   Other                                                 -        0.1

   Net cash flow from investing activities          ($11.7)    ($10.1)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                         14.1       73.8
   Principal payments made on debt                    (0.2)     (30.0)
   Dividends paid                                     (3.1)      (3.1)
   Other                                               0.1        0.4

   Net cash flow from financing activities           $10.9      $41.1

   Net effect of exchange rates on cash               (0.1)      (0.8)

   Net decrease in cash and cash equivalents          (1.9)      (8.5)
   Cash and cash equivalents August 31                 3.5        9.4

   Cash and cash equivalents at the end of May        $1.6       $0.9

Supplemental Cash Flow Information
  Cash paid during the period for:
          Income taxes                                $2.0       $1.3
          Interest                                    $5.5       $9.5

The accompanying notes are an integral part of the financial statements.

- - -10-


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at May 31, 1993, is included herein as part of the condensed consolidated financial statements.

    The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1993, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

    Certain costs and expenses incurred in the North American and international seed businesses are charged against income as sales are recognized for interim reporting purposes. The Company believes this method more closely matches revenues with expenses and results in more comparability of reporting periods within the year. Since there are only minor North American seed sales recorded in the first and fourth quarters, this method defers first quarter expenses related to sales which will occur later in the year, primarily in the second quarter; it also anticipates expenses incurred in the fourth quarter, primarily in the third quarter. Southern hemisphere international seed sales occur largely in the first and second quarters and this same method anticipates future expenses from the third and fourth quarters and matches them against the first and second quarter revenues.


2. Inventories, valued at the lower of cost (principally average and actual cost) or market (in millions), were as follows:

                                                    May      May     August
                                                    1994     1993     1993
                                                                Restated
    Commercial seed                               $ 70.5    $ 87.7   $106.4
    Commercial poultry and swine                     8.8       7.5      7.7
    Supplies and other                               4.5       4.3      4.1
                                                  $ 83.8    $ 99.5   $118.2

    During the third quarter of fiscal 1994, the Company changed the accounting method of valuing its commercial seed inventories, previously valued using the last-in, first-out (LIFO) method, to average cost. The Company's planning, production and sales activity include the utilization of commercial seed inventories from more than one crop year. However, the use of the LIFO method, in effect, caused the matching of the most recent crop year's cost with current revenues. This caused significant commercial seed earnings volatility given year-to-year uncertainties such

- - -11-

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  (continued)


   as crop size, yield and market prices. Therefore, the Company believes the average cost method of inventory valuation achieves a better matching of blended inventory costs with revenues and better reflects the utilization of commercial seed inventory units. The change in accounting method has been applied retroactively and financial information for all periods presented has been restated to eliminate the effect of LIFO on prior periods. In fiscal 1994, nine months earnings through May 31, 1994 were $1.3 million ($.24 per share) higher and third quarter earnings increased $0.2 million ($.05 per share) as a result of the change. Net earnings for the nine months ended May 31, 1993 decreased $1.6 million ($.29 per share) while net earnings decreased $0.9 million ($.15 per share) for the third quarter of fiscal 1993.

   In addition, management decided to recognize corn obsolescence based on historical experience in order to achieve more timely and accurate obsolescence estimates. Net earnings for the nine months of fiscal 1994 were reduced by $0.9 million ($.18 per share) due to the additional provision required. Third quarter earnings were $0.3 million or $.07 per share lower as a result of this change.

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

                                                       (In millions)
                                                     May            May
                                                    1994           1993
       Balance at September 1                      $(2.5)         $(1.2)
       Translation gain (loss)                      (0.2)          (0.9)
       Balance at end of May                       $(2.7)         $(2.1)

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

- - -12-

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this curtailment was a benefit of $2.3 million after-tax.

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

   The adoption of SFAS 109 resulted in the recognition of $0.4 million, or $.09 per share, of deferred tax expense. This amount is included as a charge to net income as the cumulative effect of change in accounting principle.

   The effective tax rate decreased from 30.0% in the first nine months of fiscal 1993 to 27.0% in the same period of fiscal 1994. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. In fiscal 1994, the full year estimate included a benefit associated with international seed losses incurred in prior years but utilized in the current year.

7. In fiscal 1994, the Company classified royalty income as revenues rather than non-operating income. Prior years have been restated to conform with the current year presentation. In addition, certain other reclassifications have been made for comparability purposes. These restatements had no effect on net earnings.


- - -13-

<AUDIT-REPORT>



                       Report of Independent Accountants




Board of Directors
DEKALB Genetics Corporation


We have made a review of the condensed consolidated balance sheets of DEKALB Genetics Corporation as of May 31, 1994, and 1993, the related condensed consolidated statements of operations for the three and nine-month periods then ended and the statements of cash flows for the nine-month periods then ended in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1993, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated October 12, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1993 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived before restatement for the retroactive change relating to inventory described in Note 2.




                                              COOPERS & LYBRAND


Chicago, Illinois
July 8, 1994

- - -14-

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



Item 6.  Exhibits and Reports on Form 8-K                             Page

(a)  Exhibit 11 - Earnings Per Share Computation                       16

     Exhibit 15 - Letter Re Unaudited Interim Financial Information    17

     Exhibit 18 - Preferability Letter from Auditors                   18

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended May 31, 1994.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEKALB Genetics Corporation



Date: July 8, 1994                                 Thomas R. Rauman
                                                     (Signature)
                                                   Thomas R. Rauman
                                                Vice President-Finance,
                                                Chief Financial Officer
- - -15-

                            EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
                For the nine months ended May 31, 1994 and 1993

                                                        May          May
                                                        1994         1993
                                                                   Restated
PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,140,385    5,128,984

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                             77,196       65,425

    Average number of common and common
    equivalent shares outstanding                    5,217,581    5,194,409

  Net Earnings

    Net earnings for primary earnings per share     $9,407,000   $4,552,000

  Primary Earnings Per Share                             $1.80        $0.88




                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
               For the three months ended May 31, 1994 and 1993

                                                        May          May
                                                        1994         1993
                                                                   Restated
PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,142,026    5,134,274

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                             96,391       71,041

    Average number of common and common
    equivalent shares outstanding                    5,238,417    5,205,315

  Net Earnings

    Net earnings for primary earnings per share     $2,255,000 $(2,635,000)

  Primary Earnings Per Share                             $0.43      $(0.51)

- - -16-

                                  EXHIBIT 15





Securities & Exchange Commission
Washington, D.C.  20549



We are aware that our report dated July 8, 1994, on our review of the interim financial information of DEKALB Genetics Corporation as of May 31, 1994 and 1993, and the three-month and nine-month periods then ended, included in this Form 10-Q, is incorporated by reference into the Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8. Pursuant to Rule 436(c)
under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                          COOPERS & LYBRAND





Chicago, Illinois
July 8, 1994

- - -17-

                                  EXHIBIT 18







July 8, 1994






DEKALB Genetics Corporation
3100 Sycamore Road
DeKalb, IL 60115

We are providing this letter to you for inclusion as an exhibit to your Form 10-Q filing pursuant to Item 601 of Regulation S-K.

We have read management's justification for the change in accounting from the last-in, first-out (LIFO) method to the average cost inventory method contained in the DEKALB Genetics Corporation ("DEKALB" or the "Company") Form 10-Q for the quarter ended May 31, 1994. Based on our reading of the data and discussion with Company officials of the business judgement and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.

We have not audited any financial statements of DEKALB as of any date or for any period subsequent to August 31, 1993, nor have we audited the application of the change in accounting principle disclosed in Form 10-Q of DEKALB for the nine months ended May 31, 1994; accordingly, our comments are subject to revision on completion of an audit of the financial statements that include the accounting change.

Very truly yours,


Coopers & Lybrand






- - -18-