Form 10-K
period 1994-08-31
DEKALB GENETICS CORP
filed 1994-10-14
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

        For the fiscal year ended August 31, 1994 or

        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934 (No fee required)

For the transition period from              to

Commission file number:  0-17005

                          DEKALB Genetics Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                              36-3586793
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

3100 Sycamore Road, DeKalb, Illinois                                  60115
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              815-758-3461

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                      Class A Common Stock, no par value
                      Class B Common Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1994, 789,332 shares of the registrant's Class A Common Stock and 4,358,226 shares of the registrants' Class B Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates was $132,021,253 based upon the closing price on the NASDAQ Over-the-Counter markets on such date. (The officers and directors of the registrant are considered affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the annual shareholders' meeting are incorporated herein by reference into Part III.

Exhibit index is located on page 42.
Total number of pages is 153.

                                    PART I

ITEM 1.  BUSINESS

(a) DEKALB Genetics Corporation ("Genetics" or the "Company") is engaged in the development of products of major importance to three segments of modern agriculture--seed (primarily corn, soybeans, sorghum and sunflower), hybrid swine breeding stock, and egg-laying poultry breeding stock. Genetics operates three business segments, one through the seed division of the Company ("DEKALB Seed") and two through its wholly-owned subsidiaries, DEKALB Swine Breeders, Inc. ("DEKALB Swine") and DEKALB Poultry Research, Inc. ("DEKALB Poultry").

    Genetics conducts major research and development programs on those genetically determined traits which are of primary importance to the profitability of a farmer's production. The Company develops primary or inbred lines through a process of observation, evaluation and selection for further breeding only of those plants or animals which exhibit superior performance in certain traits. These primary or inbred lines, when mated or crossed to other primary or inbred lines, will pass on to their progeny the superior performance in those traits for which the primary or inbred lines were selected. Additionally, a fundamental genetic principle--called heterosis, or hybrid vigor--is generally utilized. Heterosis occurs when the progeny of genetically dissimilar parents have certain performance characteristics which are superior to those of either parent.

    Genetics uses these principles of genetic selection and heterosis to provide products for the modern day agricultural industry. The Company also develops production and management techniques to complement the performance potential which resides in the genetic composition of its products.

    Genetics is a Delaware corporation which was organized on June 15, 1988. It succeeded to the genetics businesses of DEKALB Corporation which was originally founded in 1917.

(b) Industry and Geographic Segment Information is included in Part II,
    Item 8, Footnotes S and O of the financial statements.

(c) The following narrative describes the businesses of each segment and other general matters of the Company.

SEED

DEKALB Seed, headquartered in DeKalb, Illinois, engages in the research and development of hybrid corn, varietal soybean, hybrid sorghum, hybrid sorghum-sudangrass and hybrid sunflower seed. The Company contracts with growers to produce the seeds of such plants, and markets them under the DEKALB brand. It also markets varietal alfalfa and other forage mixtures.

Research and Development. Crop producers are very conscious of product performance and respond to new, improved products. As a research based company, Genetics commits significant resources (approximately 15% of DEKALB Seed consolidated worldwide revenues) to the research and development of improved products. Total worldwide research and development expenditures by DEKALB Seed were $33.6 million, $34.7 million and $33.0 million for fiscal years ended 1994, 1993 and 1992, respectively.

DEKALB Seed operates an integrated, worldwide research and development effort, conducted at 56 research locations and 533 testing sites around the world, with 36 research locations and 299 test sites in the United States and Canada. Worldwide, it has 35 corn breeding programs, seven sorghum breeding programs, three soybean breeding programs, and four sunflower breeding programs. Throughout the world new hybrids and varieties are evaluated annually, and in the United States and Canada, there are over 918,000 performance test plots. DEKALB Seed has a biotechnology research facility in Mystic, Connecticut, which includes a laboratory, greenhouse and general office.

Products. In 1994, sales of hybrid corn seed represented approximately 65 percent of DEKALB Seed worldwide revenues. Corn is a primary feed grain grown in the United States and worldwide. Corn is planted under a wide variety of conditions which affect its growth and yield, including the length of the growing season (which is primarily determined by latitude and altitude), water availability, soil, climate and insect and disease challenges. To respond to this variety of conditions, DEKALB Seed has developed high yielding corn plants with different relative characteristics in terms of maturity (time from planting to harvest), dry down (time it takes for the corn to dry to harvest standards), grain quality, standability (strength of roots and stalks), insect and disease resistance, plant and ear height and tolerance to drought and other stresses.

Soybean acreage in the United States is third behind corn and wheat acreage, and in fiscal year 1994, the worldwide sale of soybean seeds represented approximately 19 percent of DEKALB Seed total revenues. DEKALB Seed has developed high-yielding soybean varieties, with characteristics differing on the basis of maturity, tolerance to disease, seedling emergence, standability of the plant, and resistance to shattering (the premature opening of the bean pod).

DEKALB Seed produces both grain and forage types of hybrid sorghum seed. In fiscal year 1994, sales of hybrid sorghum seed represented approximately six percent of total DEKALB Seed revenues. The grain sorghum product line is planted by farmers to produce a high-quality feed grain, approaching the value of corn. The DEKALB research effort continues to focus on developing hybrids which possess consistently high yields, resistance to lodging and greenbug attacks and drought tolerance, since more than 80% of the crop is grown under semi-arid rainfall conditions.

DEKALB Seed is able to serve the requirements of several sunflower seed markets through development of a range of hybrids. These hybrids exhibit high grain yields, high oil content, a range of maturities, standability and disease resistance. Currently, sunflower seeds are primarily marketed in Argentina, France, and Italy. Sunflower seed sales represented four percent of total DEKALB Seed revenues in 1994.

Virtually all corn and sorghum seed planted in the United States and practically all sunflower seed planted world-wide are hybrids. Because the seeds (grain) produced by a hybrid do not have the same genetic composition as the seed planted, farmers purchase nearly all of their corn and sorghum seed each year so as not to lose the full benefits of genetic selection and heterosis. That is, if they hold back corn, sorghum or most sunflower seed from their crop and plant it during the next year, yield and other positive attributes will be dramatically reduced.

Soybeans, on the other hand, are not hybrids. Farmers frequently retain and use a part of their crop as seed in the year following harvest. Thus, there is a reduced market as well as lower profit margin potential for commercial soybean seed. A recent change in the Plant Variety Protection Act, a law governing the use of proprietary soybean varieties, limits the quantity of seed a grower may retain and should improve prospects for capturing the benefits of soybean research investment.

DEKALB Seed also produces and sells SUDAX (registered trademark) brand sorghum-sudangrass and sells alfalfa. SUDAX (registered trademark) brand is a hybrid cross of sorghum and sudangrass, producing a plant suitable for pasturing animals or multiple cuttings for forage or hay. Alfalfa is used as animal feed, primarily for dairy and feeder cattle. Alfalfa is a perennial, as it will re-emerge for many seasons without additional seeding.

Production of hybrid seed involves various environmental risks. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by farmers. Weather is the biggest variable. Wet weather at planting time, lack of moisture during the growing season, hot weather at pollination time and frost before the crop is mature can all adversely affect DEKALB Seed's supply and unit costs. For these reasons, DEKALB Seed has its production facilities spread geographically and frequently utilizes irrigation to minimize these risks.

Marketing. In North America, DEKALB Seed markets seed from coast to coast, through a large network of about 7,000 independent farmer-dealers, distributors and farm stores who resell to approximately 117,000 farmers.

There are over 300 companies engaged in the production and marketing of agricultural seed, resulting in intense competition. DEKALB Seed estimates that the top two--Pioneer Hi-Bred International, Inc. of Des Moines, Iowa and DEKALB Seed -- accounted for approximately 53 percent of 1994 United States seed corn sales. DEKALB Seed is the second largest seller of corn seed and one of the largest sellers of soybean and sorghum seed in the United States. Competition for sales of seed to farmers involves factors such as relative product performance, price, marketing and promotional programs, customer relationships and the technical knowledge and sales ability of the sales force.

International Operations. The international seed business has similar risks and competition as the United States seed business, plus the added risks of different political environments and currency fluctuations. From its initial activities in 1959, the international seed business unit of DEKALB Seed has expanded to most areas of the world where corn, sorghum, soybean, alfalfa and sunflower are grown.

DEKALB Seed, directly or indirectly, operates wholly-owned subsidiaries in Argentina, Italy, Honduras, and Austria and has a 51% owned subsidiary in Columbia and a 49% owned affiliate in Mexico. During fiscal 1993, DEKALB ceased its company-owned operations in Australia and Spain and currently does business in Australia through a licensee and in Spain through a distributor. In addition, foreign-based companies in major agricultural markets have been licensed to produce and market seed. Thus, local production and marketing is carried out in more than 20 countries worldwide. The agreements with these foreign affiliates provide for the development, production and sale of hybrids and varieties adapted to meet local market preferences. International revenues through consolidated subsidiaries totaled over $67 million in 1994. In addition, it is estimated that DEKALB brand seed sales through non-consolidated foreign affiliates and licensees totaled approximately $135 million.

Seasonality. Production, sale and distribution of seed follows a seasonal pattern. In North America, DEKALB Seed's normally grows its seed supply in the summer, and it is harvested, conditioned, and bagged in the months of September through January. The dealers' sales effort takes place in the fall, and generally, about three-fourths of farmers' seed orders are placed by December 1st. Deliveries of seed corn occur principally in the late winter and spring, during the Company's second and third fiscal quarters. Sales revenue is recognized upon shipment of seed. Returns of unsold seed occur, in most cases, during the fourth fiscal quarter. At the time sales are recorded, DEKALB Seed provides for estimated returns based upon historical experience and current weather conditions. During the past three years, approximately 65% and 35% of North American seed revenues were recorded in the second and third fiscal quarters, respectively. Cash collections also follow a seasonal pattern, as the majority of dealers remit cash in advance of their first due date in June in order to earn discounts for early payment. Approximately two-thirds of DEKALB Seed's cash outflow in North America occurs in the months of December through April and includes payments to independent farmers who have contracted to produce DEKALB Seed products.

The demand for seed reflects the demand for the crop's end use including animal feed, industrial use and food consumption. The cyclical nature of the business creates uncertainty from year to year concerning the size of the market for seed. An inaccurate estimate of seed needs can result in an undersupply of seed products or an oversupply of seed (which may create the need to write off inventories).

Patents and Applications. Patents, trademarks, United States Plant Variety Protection Act Certificates, foreign plant registrations and licenses to use genetic material and/or intellectual property are important, generally, to the industry and to the business of DEKALB Seed. No single patent is of material importance to the Company's seed business.

DEKALB Seed's policy is to fully protect its inventions, discoveries and intellectual property. DEKALB Seed has obtained numerous U.S. patents, Plant Variety Protection Act Certificates, and foreign registrations.

SWINE

DEKALB Swine, headquartered in DeKalb, Illinois, engages in the research and development of hybrid swine breeding stock and markets such hybrid breeding swine and related management services to hog producers in both domestic and international markets.

Research and Development. Through genetic research and development, male and female lines of swine have been developed which are unique to DEKALB Swine. These DEKALB Swine lines undergo continual genetic improvement through research which includes an ongoing process of observation, testing, statistical analysis and selection for further breeding of only those swine exhibiting superiority in economically important traits.

DEKALB Swine's research and development expenditures were $6.4 million, $5.7 million and $5.0 million in fiscal 1994, 1993 and 1992, respectively.

Products and Programs. Domestically, DEKALB Swine generates breeding stock sales revenues, license fees, or royalty revenues from four principal programs (Specific Cross (registered trademark), hybrid boar rotation, Custom Genetics (registered trademark) and crossing farms) through which it markets hybrid breeding swine.

Internationally, DEKALB Swine licenses or sells primary lines to third parties for the production of breeding stock in the foreign country under trademark licenses and technical agreements. DEKALB Swine also directly sells hybrid boars and gilts to foreign customers.

DEKALB Swine's secondary product is market hogs, which are a by-product of the production of breeding animals. Because DEKALB Swine produces a consistent and high quality product, this market hog by-product is generally sold by DEKALB Swine at a premium to major market averages.

Marketing. In the United States, DEKALB Swine sells breeding stock to approximately 2,000 customers who fall into two broad categories. First, larger hog producers (producers who maintain over 200 sows) represent a major market for DEKALB Swine's products. As the number of hog producers has declined by 50% over the past ten years to approximately 236,000 hog farms, these larger producers represent a growing share of hog production, and an increasing percentage of DEKALB Swine's breeding stock sales. Larger producers purchase boars or boar semen and either purchase gilts, or in many cases, operate a "crossing farm" and pay DEKALB Swine fees by licensing DEKALB lines to produce their own gilts. Second, DEKALB Swine's smaller customers (producers who maintain less than 200 sows) primarily purchase DEKALB Swine boars and generally retain gilts from their own herds.

Internationally, DEKALB Swine currently licenses or sells swine breeding stock to distributors in nine foreign countries. Those distributors sell offspring to several hundred local customers.

Competition. In the United States, DEKALB Swine competes with seven national and several regional producers of hybrid swine breeding stock and thousands of producers of purebred stock. DEKALB Swine believes that it is one of the largest producers of hybrid breeding stock in the United States.

The demand for swine breeding stock depends upon the supply of hogs to be produced, which is determined by the profitability of hog production, which, in turn, depends upon the supply and demand for pork and pork products, as well as the cost of production. The demand for DEKALB Swine breeding stock depends upon customer acceptance and the ability to offer products and services which are superior to the competition.

Breeding stock prices are influenced by the quality of the breeding stock, by competition from other major hybrid producers and purebred dealers and by slaughter market prices. On average, hybrid breeding stock sells at a higher price than purebred swine.

In addition to price, competition for sales to hog producers involves factors such as reproductive performance of the parent hybrid boars and gilts, performance and quality of their market hog offspring, technical knowledge and competence of the sales force, service programs and post-sale support. DEKALB Swine management believes it competes favorably with respect to all these factors.

The swine industry is a cyclical business that is heavily influenced by producer profitability. Historically, hog production has followed a three to five year expansion phase followed by a similar contraction phase. At the peak of the expansion phase, market hog prices are generally at a low and unprofitable level. As hog production decreases, prices normally begin to rise until expansion again begins to occur.

POULTRY

DEKALB Poultry, headquartered in DeKalb, Illinois, is one of the largest producers of egg-laying breeding stock in the world, with an estimated 22% of the North American market. It conducts genetic research and development programs to improve the performance of egg-laying hens.

Research and Development. DEKALB Poultry research produces specific lines which, when mated in specific combinations, produce breeding stock. Research emphasis is directed toward the continued improvement of current product lines as well as the evaluation of experimental combinations that may lead to new product introductions.

Research and development expenditures were $4.2 million in fiscal 1994, $4.3 million in fiscal 1993 and $4.4 million in fiscal 1992. DEKALB Poultry believes that this level of research commitment is necessary for continued product improvement, and the resulting product performance is a major factor for maintaining DEKALB Poultry's domestic market position and for expanding into international markets. Research activities generate by-product egg revenues equal to 30-40 percent of these expenditures.

Products, Marketing and Competition. DEKALB Poultry's principal product for sale to customers is a breeder which is purchased by (1) hatchery customers for production and distribution of day-old female commercial chicks to egg producers and (2) integrated egg producers who produce their own laying hens. In addition, DEKALB Poultry sells day old commercial chicks directly to egg producers through three company-operated hatcheries. Internationally, DEKALB Poultry sells breeding stock in more than 30 countries outside North America, with a strong market position in the Far East and Latin America, a growing position in the Middle East and a comparatively small share in Europe where several major competitors are headquartered.

DEKALB Poultry and its three primary breeding stock competitors have an estimated 85 percent of the world market. The two largest competitors are a combination of six former individual companies that were merged during the period from 1980 through 1988; however, they continue to market products using their original varieties or breeds. All of DEKALB Poultry's competitors are foreign owned.

Given the relatively stable demand for eggs in the short run and the highly variable egg supply as a result of the short life cycle of the laying hen, as well as occasional outbreaks of disease, the price of eggs and the profitability of egg production are highly variable. This, together with relatively flat total egg consumption (due to declining per capita consumption) in the United States and most developed countries, has caused the egg production industry in such markets to become highly concentrated. However, world demand for eggs is growing primarily as a result of increasing egg consumption in developing countries.

Demand for poultry breeding stock and layer hens generally depends upon the aggregate number of layer hens in use, which is determined by the profitability of egg production, which, in turn, depends upon the demand for and price of eggs and the cost of egg production, including bird costs, feed, labor, energy and housing.

GENERAL

On August 31, 1994, Genetics had approximately 2,100 employees.

Working capital requirements in the seed business arise out of the need to carry newly produced inventories of seed (principally corn), and payables to growers associated with growing that hybrid seed, until receipts from the selling season are collected several months later. DEKALB Seed, therefore, has significant working capital requirements from January 1 to July 1 of each year because approximately two-thirds of DEKALB Seed's cash flow for expenses occurs in the months of December through April, although final receipts are not received until June. It is anticipated that such requirements will be met through cash generated from operations and lines of credit for general corporate purposes.

Genetics has available various credit facilities which include a revolving line of credit. The revolving credit agreement provides for a $50 million line of credit for general corporate purposes, and has a required step-down to $20 million for one day during each year.

DEKALB Swine and DEKALB Poultry's production and sales patterns are such that working capital needs are relatively stable.

The operations of Genetics are subject to various state and federal environmental and safety laws, rules and regulations. Certain of the facilities of Genetics are also subject to state and federal environmental protection laws, rules and regulations. Management of Genetics believes that the Company is in compliance, in all material respects, with applicable environmental and safety laws, rules and regulations and that such compliance has not had any material adverse effect on its operations or financial condition.

ITEM 2.  PROPERTIES

In each of its seed, swine and poultry businesses, Genetics' property consists primarily of foundation genetic material and the property, buildings and related equipment for research, production, distribution and marketing.

DEKALB Seed headquarters personnel occupy a 73,000 square foot office building located in DeKalb, Illinois, which is owned by Genetics. DEKALB Swine headquarters personnel occupy a 15,000 square foot office building and DEKALB Poultry personnel occupy an 11,000 square foot office building. These facilities are located in DeKalb, Illinois and are owned by Genetics.

Genetics also owns several facilities in DeKalb, Illinois that are used for veterinary services personnel of DEKALB Swine and DEKALB Poultry and for seed research.

DEKALB Seed owns or leases 36 facilities in the United States and 20 outside of the United States at which research functions are performed, 25 seed production and foundation locations in the United States and seven outside the United States, and two seed warehouses in the United States. DEKALB Seed owns or leases 13 sales offices, all in the United States. DEKALB Seed also has a biotechnology research facility in Mystic, Connecticut.

DEKALB Swine owns 18 research, foundation and production farms and 12 genetic evaluation stations. Thirteen of the farms, as well as an office and modern feed mill, are located in Seward and Meade Counties, Kansas and nearby Beaver and Texas Counties, Oklahoma. Three farms are located near the corporate headquarters in DeKalb, Illinois with two additional farms near Lubbock, Texas.

DEKALB Poultry owns a research facility in Clarion, Iowa, and a research and foundation facility in Illiopolis, Illinois. DEKALB Poultry also owns or leases three hatcheries and five breeder or pullet growing farms.

Genetics believes its facilities are adequate to serve its needs and that if additional facilities are required as the business expands, Genetics will be able to acquire or lease such facilities on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Management is of the opinion there are no pending legal proceedings that would result in a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Corporate officers are elected annually by the Board of Directors.

                                                                           Age

Bruce P. Bickner . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51
Chairman of the Board, Chief Executive Officer and Director of the Company
Mr. Bickner served as Chairman of the Board, President, Chief Executive Officer and Director of Genetics until January, 1990, when he relinquished the title of President. He continued in the other positions. He was Chairman of the Board and Chief Executive Officer of DEKALB Energy Company until January, 1992, when he was elected to the additional position of President. He relinquished the titles of President and Chief Executive Officer in November, 1992. He continues to hold the position of Chairman of the Board.

Richard O. Ryan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52
President, Chief Operating Officer and Director of the Company
Mr. Ryan served as Executive Vice President, Chief Financial Officer and Director of Genetics until he relinquished the titles of Executive Vice President and Chief Financial Officer and was elected President and Chief Operating Officer in January, 1990.

John H. Witmer, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . 54
Senior Vice President, General Counsel and Secretary of the Company
Mr. Witmer has served as Senior Vice President, General Counsel and Secretary of Genetics during the past five years. He served as Senior Vice President of DEKALB Energy Company until he relinquished the title of Senior Vice President and was elected Vice President in November, 1992. He has served as General Counsel and Secretary of DEKALB Energy Company during the past five years.

Thomas R. Rauman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46
Vice President, Finance and Chief Financial Officer of the Company
Mr. Rauman was Vice President, Administration of DEKALB Energy Company until May, 1990, when he was appointed Controller. He held that position until January, 1992, when he was elected Vice President, Finance, Chief Financial Officer and Treasurer. He left DEKALB Energy Company and was elected Vice President, Finance, Chief Financial Officer and Treasurer of the Company in January, 1993. He relinquished the position of Treasurer in July, 1993.

Jerry L. Armstrong . . . . . . . . . . . . . . . . . . . . . . . . . . . . 54
Vice President, Controller and Chief Accounting Officer of the Company
Mr. Armstrong was Vice President, Finance and Chief Financial Officer of DEKALB Plant Genetics until May 1, 1990, at which time he was elected Senior Vice President and Chief Financial Officer of DEKALB Plant Genetics. He relinquished those titles on July 6, 1993, at which he was elected to his present positions.

Thomas B. Rice . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48
Senior Vice President, Research of the Company
Mr. Rice served as Executive Vice President of DEKALB Plant Genetics until April, 1990 when he was elected to the position of President. He relinquished that title on July 6, 1993, at which time he was elected to his present position.

Roy L. Poage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62
President, DEKALB Swine Breeders, Inc.
Mr. Poage has served as President of DEKALB Swine Breeders during the past five years.

Gary L. Waters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 58
President, DEKALB Poultry Research, Inc.
Mr. Waters served as Vice President, Marketing of DEKALB Poultry until he was elected to the position of President in July, 1991.

   Each officer of DEKALB Genetics Corporation has been elected to serve as such until the next annual election of officers of Genetics (expected to occur on January 18, 1995) or until his successor is elected.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    A. As of September 30, 1994 there were approximately 850 record holders of Class A Common Stock and 2,100 record holders of Class B Common Stock. Class B shares are currently being traded on the NASDAQ/NMS over-the-counter market under the trading symbol SEEDB. There is no established public trading market for Class A shares.

    B.  Common Stock Data            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.

        1994
          Dividends per share           $.20       $.20       $.20       $.20

          Market price range - Low   $ 24.75     $28.50     $30.50     $27.50
                             - High  $ 31.75     $35.00     $36.00     $33.50
        1993
          Dividends per share           $.20       $.20       $.20       $.20

          Market price range - Low    $26.50     $25.50     $27.75     $22.75
                             - High   $30.50     $32.00     $33.00     $29.75

ITEM 6 - SELECTED FIVE-YEAR FINANCIAL DATA                         Years Ended August 31 --
                                                                   (Dollars in millions, except per share amounts)

                                                                     1994        1993        1992        1991        1990
<
OPERATIONS DATA
   Revenues:
     Seed                                                           $247.5      $232.3      $241.4      $214.0      $220.1
     Swine                                                            52.7        45.1        44.5        47.0        37.2
     Poultry                                                          19.8        21.9        21.9        23.1        24.0

      Total Operating Revenues                                      $320.0      $299.3      $307.8      $284.1      $281.3

   Pre-Tax Earnings (Loss):
     Seed                                                            $19.5        $7.0       $20.0       $24.8       $27.0
     Swine                                                             5.7         3.0         4.6         9.3         4.5
     Poultry                                                          (0.3)        1.0         0.9         2.5         4.2
     Interest, corporate and other                                   (10.0)      (12.6)      (10.7)      (10.4)      (11.6)

   Earnings before income taxes                                       14.9        (1.6)       14.8        26.2        24.1
   Income tax provision (benefit)                                      4.3        (3.3)        4.5         9.1         9.3

   Net earnings                                                      $10.6        $1.7       $10.3       $17.1       $14.8

PER SHARE DATA
   Primary earnings per share (1)                                    $2.02       $0.33       $1.99       $3.09       $2.63
   Fully diluted earnings per share (2)                                  -           -           -       $2.91       $2.53
   Dividends per share                                               $0.80       $0.80       $0.80       $0.80       $0.70

FINANCIAL DATA
   Return on equity                                                    9.0%        1.5%        9.1%       15.1%       13.2%
   Current ratio                                                      1.73        1.67        2.18        2.59        2.18
   Working capital                                                   $68.9       $67.6       $86.0       $78.9       $56.3
   Net property, plant and equipment                                $100.6       $93.3       $89.7       $77.3       $70.7
   Total assets                                                     $319.0      $317.4      $305.8      $266.6      $238.9
   Long-term debt                                                    $85.0       $85.2       $90.1       $84.1       $56.4
   Total debt to capitalization                                       51.8%       55.0%       49.7%       48.0%       38.0%
   Shareholders' equity (3)                                         $121.3      $114.8      $117.9      $109.0      $117.0
   Book value per common share                                      $23.56      $22.31      $23.01      $21.34      $20.97

GENERAL
   Avg. shares outstanding for primary earnings per share (4)        5,221       5,194       5,172       5,532       5,649
   Avg. shares outstanding for fully diluted earnings per share (4)      -           -       6,363       6,723       6,444
   Number of employees                                               2,131       2,239       2,329       2,361       2,403

(1) Primary earnings per common share for fiscal 1990 - 1994 are calculated by dividing net earnings by the average number of common and common equivalents (stock options) shares outstanding during those fiscal years.
(2) Fully diluted earnings per share in 1990 - 1992 assume conversion of a convertible subordinated zero coupon note which is convertible into shares of Class B Common Stock.  In 1992, the calculation was antidilutive and in 1993 and 1994, the calcuation was not applicable.
(3) Gains and losses resulting from translation (except in foreign countries experiencing hyperinflation) are reflected as an adjustment to shareholders' equity.
(4) Average shares outstanding are in thousands.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

Fiscal 1994 net earnings of $10.6 million ($2.02 per share) were $8.9 million more than the prior year when earnings were $1.7 million ($.33 per share). Operating results for each segment except poultry increased from the prior year. North American seed earnings improved largely due to higher corn and soybean sales volumes and swine segment earnings also improved due to volume increases. While Argentine earnings were lower in fiscal 1994 due to unfavorable planting conditions, the international seed segment experienced improved results over fiscal 1993 when significant losses were incurred in Spain and Australia. Poultry's loss of $0.3 million represented a $1.3 million decline from prior year while corporate and interest expenses were $2.6 million less than in fiscal 1993.

Earnings for fiscal 1994 included a $2.3 million ($.45 per share) after-tax benefit related to the suspension of the defined benefit portion of the Company's retirement program. The after-tax earnings effects (in millions), by segment were $1.7 for North American seed and $0.2 each for swine, poultry and corporate. In the first quarter of fiscal 1994, the Company adopted financial accounting standard No.109 (SFAS), "Accounting for Income Taxes". The adoption of SFAS No. 109 resulted in the recognition of $0.4 million, or $.09 per share, of deferred tax expense.

Also, in order to achieve a better matching of inventory costs with revenues, the Company changed from the last-in, first-out (LIFO) to the average cost inventory method. The appropriate restatements of all periods have been made.

Compared with 1992, North American seed profitability was higher due to lower operating expenses partially offset by lower total margins. International earnings were lower, largely due to the decline in earnings from DEKALB Argentina. Swine earnings were higher than in fiscal 1992 resulting from increases in breeding stock and market animal sales volumes. Profit contribution from the poultry segment was lower as the result of declines in export sales and U.S. commercial chicks earnings.

Compared with fiscal 1993, operating revenues increased seven percent in fiscal 1994 following a four percent decrease from 1992 to 1993. Consolidated revenues of $320.0 million in 1994 included a 13 percent increase in North American seed, an eight percent decline in international seed, a 17 percent increase in swine and a 10 percent reduction in poultry revenues.

FOURTH QUARTER

Fourth quarter net earnings of $1.2 million compared favorably with the fourth quarter loss of $2.8 million in 1993. North American seed experienced a loss in the fourth quarter of fiscal 1993 when product returns were higher than expected because of continual rains in key corn and soybean producing states. In the fourth quarter of fiscal 1994 the North American seed segment earned $0.6 million due to a higher average corn price, higher soybean volume and lower operating expenses. International seed earnings improved by $1.8 million over the prior year because of the absence of fourth quarter losses in Spain and Australia. Swine results were $0.5 million lower than the prior year due to lower market hog prices and higher feed costs. Poultry results were $0.6 million less than last year because of lower export sales.

                INDUSTRY SEGMENT REVENUES AND PRE-TAX EARNINGS
                                 (In Millions)

                                               Years Ended August 31

      Revenues                              1994        1993       1992

      Seed                                 $247.5      $232.3     $241.4
      Swine                                  52.7        45.1       44.5
      Poultry                                19.8        21.9       21.9
                                           $320.0      $299.3     $307.8

      Pre-Tax Earnings
      Seed                                 $ 19.5      $  7.0     $ 20.0
      Swine                                   5.7         3.0        4.6
      Poultry                                (0.3)        1.0        0.9
      General Corporate Expenses             (2.5)       (4.4)      (3.4)
      Interest Expense, Net                  (7.5)       (8.2)      (7.3)
                                           $ 14.9      $ (1.6)    $ 14.8


SEED

Combined North American and international seed segment earnings were $12.5 million above fiscal 1993. In North America, sales volume increased for corn, soybeans, sunflowers and sorghum and market share increased for all but sorghum, whose share remained flat with the prior year. Internationally, the absence of losses in Spain and Australia were the principal contributors to the improvement. These were partially offset by a decline in Argentine profitability.

North American seed segment earnings were approximately $0.2 million below those of fiscal 1992, largely because of higher unit costs in corn and sorghum. International earnings were $3.5 million lower compared with fiscal 1992 due largely to lower earnings from DEKALB Argentina.


   North American Seed

   North American seed earnings increased $8.5 million in fiscal 1994 due to higher sales volumes and lower operating expenses. Gross margin in the North American seed segment was $3.7 million higher in fiscal 1994. Revenues were $21.0 million above those in fiscal 1993 driven by increased sales volumes in four product lines. Partially offsetting those revenue increases were higher corn unit costs. North American operating expenses were $1.7 million lower than in 1993, due to the suspension of the defined benefit portion of the Company's retirement program.

   Corn revenues were $13.1 million greater when compared with 1993. Corn volume was 14 percent higher, but this was partially offset by a one percent decline in average selling prices which was the result of a higher portion of small-sized seed in the product mix sold at lower prices. Corn unit costs were seven percent higher due to a smaller and below-target crop in 1993.

   Compared with fiscal 1992, corn unit gross margin decreased. Higher average selling prices were more than offset by higher unit costs. Profitability in fiscal 1994 was only slightly lower than in fiscal 1992 because of lower operating expenses in 1994.

   Soybean sales volume and gross margin were 13 percent higher than in fiscal 1993. Compared with fiscal 1992, soybean volume was 13 percent higher and unit margin was four percent lower resulting in a gross margin increase of eight percent.

   Sorghum unit volume was two percent above 1993, but average selling prices were three percent below the prior year due to a shift in the sales mix to lower-priced products. Although unit costs were one percent below the prior year, sorghum margin was four percent lower. Compared with 1992, sorghum volume and margin are lower because of a 23 percent reduction in planted acreage.

   Other products contributed $1.9 million to 1994 earnings, a $1.4 million increase over the prior year.


   International Seed

   International seed results in 1994 increased by $4.0 million over the prior year, mainly due to the absence of the large losses in Spain and Australia. Revenues were eight percent below the prior year largely due to lower sales volumes in Argentina.

   Results from Europe were $7.9 million above 1993 when large losses from Spain were recognized. In 1994, earnings from France were $1.0 million above 1993 due to increased royalty income partially offset by higher research expenditures. Italian results also improved by $1.0 million when compared to the prior year. Other European results were below the prior year due to lower export income.

   In Latin America, earnings were 43 percent below 1993. Argentine earnings were 63 percent lower due to a reduction in planted acres resulting, in part, from adverse weather conditions. Higher unit costs and lower average selling prices also contributed to the decline in earnings. Nevertheless, DEKALB Argentina maintained its dominant corn market share position. Mexican earnings were 18 percent below the prior year, while royalty and export income from other Latin American countries was improved.

   Results from other international activity were $2.3 million above the prior year due to increased export and royalty income and the absence of losses in Australia.

   Fiscal 1994 international seed segment results were 29 percent below fiscal 1992. Latin American earnings were below the record levels of 1992 while earnings in Europe were higher.


Seed segment earnings will continue to be affected by many different forces in the domestic and international markets. In the United States, future results will be impacted by the Company's competitive positions, government export policies, weather conditions, commodity prices and Department of Agriculture programs. International seed earnings will depend on a broad array of governmental policies as well as weather and competition.

DEKALB SWINE

Swine segment earnings for 1994 were $5.7 million, 90 percent above the 1993 level of $3.0 million. Revenues were 17 percent higher than in 1993 while costs increased 16 percent. Breeding stock volume was 18 percent higher than the prior year due to increased availability resulting from the expansion of swine production facilities. The average price per head on breeding stock increased by five percent. Revenues increased 35 percent, 23 percent and 10 percent on boars, gilts and royalty animals, respectively.

Market animal volumes were four percent above the previous year, but lower fourth quarter prices resulted in only a small increase in market animal revenues.

Swine segment cost of sales was 16 percent higher than during 1993 largely due to a 10 percent increase in animal numbers. The additional costs were associated with new facilities and higher feed costs per head. Operating expenses were seven percent higher than in fiscal 1993.

Swine segment earnings for 1994 were 24 percent above those of 1992. Breeding stock volumes and prices and market animal volumes were higher, partially offset by higher production.

Three new production farms which were under construction during 1993 have largely been completed, will reach full production capacity late in fiscal 1995.

Swine earnings will continue to be influenced by demand for its breeding stock, market prices, feed costs, production efficiency and production capacity.


DEKALB POULTRY

The poultry segment loss of $0.3 million reflects a $1.3 million decline from the prior year. A depressed U.S. egg market, the lack of hard currency in China and an embargo on U.S.-sourced chickens in Venezuela were all contributors to the decline. The result was lower domestic parent, export parent and grandparent revenue combined with increased cost of sales due to higher feed costs. Compared with 1992, poultry earnings were $1.2 million lower for the same reasons.

Poultry segment earnings will continue to fluctuate from year to year based on egg prices and demand for its breeding stock. Changing feed costs and production efficiency will also have an impact. Internationally, the Company faces the risk of embargoes and the uncertainty of foreign currency fluctuations.

GENERAL

Corporate expenses in fiscal 1994 were $1.9 million below the prior year due to restructuring savings and the suspension of the defined benefit portion of the Company's benefit program. Compared with fiscal 1992, corporate expenses were $0.9 million lower because of restructuring savings.

Net interest expense was $0.7 million below 1993, but $0.2 million above 1992. The larger seed crop produced for fiscal 1993 required higher levels of borrowing.

In April and July of 1993, the Company prepaid the $50.0 million outstanding principal balance and $13.1 million of amortized interest on zero coupon notes held by Pfizer, Inc. The financing for the prepayment was provided by a consortium of lending institutions. By substituting other financing for the convertible notes, DEKALB lowered the effective interest rate and eliminated the shareholder dilution that would have resulted from conversion of the notes.

Income taxes increased from a $3.3 million benefit in fiscal 1993 to a $4.3 million expense in fiscal 1994. In 1993, there was a large benefit associated with international seed losses realized in prior years, and utilized in 1993. In 1994, tax expense reflected additional benefits from these international seed losses but they were partially offset by the effects of adopting SFAS No. 109.

Statement of Financial Accounting Standards No. 112 (SFAS No. 112) "Employers Accounting for Post Employment Benefits" is not required to be adopted until fiscal 1995. The Company does not believe that adoption will have any impact on its financial statements.


FINANCIAL POSITION

Management believes its operating cash flow and existing credit facilities are sufficient to cover normal and expected working capital needs, dividends, capital expenditures and debt maturities.


CASH FLOW

In fiscal 1994, the net cash flow from operations of $33.2 million compared favorably with the $20.4 million of cash outflow in the prior year. Fiscal 1993 included $13.1 million of cash interest related to the prepayment of the zero coupon notes. In addition, significant cash was required to build seed inventory levels in the United States and Argentina. Fiscal 1994 cash flow benefited from increased earnings resulting from higher sales volumes.

Cash requirements for investing activities were slightly higher in fiscal 1994 due to increased capital expenditures related to upgrading seed plants.

Net cash outflow from financial activities included $10.1 million of debt repayment; whereas, the prior year required additional borrowings to finance increased inventory levels.

CREDIT FACILITIES

Genetics has various credit facilities and available lines of credit with several commercial banks, both domestic and foreign. Committed credit lines include a $50 million revolving credit facility available through December 31, 1996 and a $15 million facility available through November 29, 1994.

The revolving credit agreement provides credit for general corporate purposes and is committed through December 31, 1996, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1994, tangible net worth was approximately $15 million in excess of the required minimum under the most restrictive of these covenants.

Genetics also has numerous uncommitted short term credit facilities available and draws upon them periodically, including during twelve months ended August 31, 1994.

CAPITAL EXPENDITURES

Capital expenditures in 1994 were $2.3 million higher than the prior year and were financed with cash generated from operations and short term financing. Capital spending in 1994 included seed plant expansions in Argentina and the United States and additional swine production facilities. Fiscal 1993 expenditures were related to new swine production farms and machinery and equipment replacements in the seed business.

<AUDIT-REPORT>







ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated balance sheets of DEKALB Genetics Corporation as of August 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for the years ended August 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DEKALB Genetics Corporation as of August 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years ended August 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

As discussed in Note M, effective September 1, 1993, the Company adopted the liability method of accounting for income tax. As discussed in Note A, the Company changed the accounting method of valuing its commercial seed inventories and retroactively restated all years presented.



COOPERS & LYBRAND L.L.P.







Chicago, Illinois
October 12, 1994

</AUDIT-REPORT>




      DEKALB Genetics Corporation
 CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31--
in millions except per share amounts      Note          1994        1993        1992


Revenues                                              $320.0      $299.3      $307.8
Cost of revenues                                       175.9       152.4       157.6
     Gross Margin                                      144.1       146.9       150.2


Selling expense                                         60.9        61.7        60.5
Research and development cost                           44.2        44.7        42.4
General and administrative expense                      18.0        29.1        25.9
                                                       123.1       135.5       128.8

     Operating Earnings                                 21.0        11.4        21.4


Interest expense, net                      B            (7.5)       (8.2)       (7.3)
Other income, net                          B             1.4        (4.8)        0.7

Earnings before income taxes and cumulative
   effect of accounting change                          14.9        (1.6)       14.8
Income tax provision (benefit)           A & M           3.9        (3.3)        4.5

Earnings before cumulative effect of accounting
 change                                                 11.0         1.7        10.3

Cumulative effect of accounting change                   0.4           -           -

NET EARNINGS                                           $10.6        $1.7       $10.3

     Earnings per share before cumualtive
       effect of accounting change                     $2.11       $0.33       $1.99
     Accounting change                                 (0.09)          -           -

NET EARNINGS PER SHARE                                 $2.02       $0.33       $1.99

DIVIDENDS PER SHARE                                    $0.80       $0.80       $0.80



The accompanying notes are an integral part of the financial statements.




DEKALB Genetics Corporation
CONSOLIDATED BALANCE SHEETS

                 at August 31--in millions                     Note      1994       1993

Assets           Current assets:
                   Cash and cash equivalents                     A       $6.2       $3.5
                   Receivables, net                              D       47.5       36.8
                   Inventories                                   E      100.8      118.2
                   Deferred income taxes                       A & M      4.7        5.8
                   Other current assets                                   4.8        3.4

                     Total current assets                               164.0      167.7

                 Investments and advances                        Q        8.9        9.1
                 Intangible assets, net                          A       41.3       42.6
                 Other assets                                             4.2        4.8
                 Property, plant and equipment, net            A & F    100.6       93.3

                        Total Assets                                   $319.0     $317.5

Liabilities and  Current liabilities:
Shareholders'      Notes payable                                        $45.1      $55.1
Equity             Accounts payable, trade                                7.0        6.8
                   Other accounts payable                                13.4        5.5
                   Other current liabilities                     H       29.6       32.6

                        Total current liabilities                        95.1      100.0

                 Deferred compensation and other credits                  5.4        5.8
                 Deferred income taxes                         A & M     12.2       11.7
                 Long-term debt                                  I       85.0       85.2
                        Total long-term liabilities                     102.6      102.7

                 Commitments and contingent liabilities          L

                 Shareholders' equity:                           K
                   Capital stock:
                     Common, Class A; no par value,
                       authorized 5,000,000 shares,
                       issued 787,639 and 840,623
                       for 1994 and 1993, respectively                    0.1        0.1
                     Common, Class B; no par value,
                       non-voting, authorized 15,000,000
                       shares issued 4,431,387 and 4,371,073
                       for 1994 and 1993, respectively                    0.4        0.4
                   Capital in excess of stated value                     80.1       79.9
                   Retained earnings                                     45.8       39.3
                   Currency translation adjustments                      (2.7)      (2.5)

                                                                        123.7      117.2
                   Less treasury stock, at cost:  73,201 shares of
                       Class B in 1994 and 1993.                         (2.4)      (2.4)

                        Total shareholders' equity                      121.3      114.8

                          Total Liabilities and Shareholders' Equity   $319.0     $317.5







The accompanying notes are an integral part of the financial statements.



             DEKALB Genetics Corporation
         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended
                                                                August 31--in millions

                                                                 1994        1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                 $10.6        $1.7       $10.3
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                 11.5        11.2        10.4
   Interest on zero coupon note                                     -         3.1         4.0
   Gain on sale of fixed assets                                  (1.3)          -        (0.8)
   Provision for losses on accounts receivable                    0.9         1.1         0.6
   Provision for deferred income taxes                            0.9        (6.6)        2.4
   Provision for inventory valuation                             10.1         9.7         4.5
   Loss on divestiture of foreign subsidiaires                      -         6.1           -
   Equity earnings, net of dividends                             (0.1)       (0.4)       (1.8)
   Cumulative effect of accounting change                         0.4           -           -
   Other                                                            -           -        (0.3)

   Changes in assets and liabilities:

   Receivables                                                  (11.6)       (5.1)       (6.1)
   Other current assets                                             -         2.1         2.9
   Inventories                                                    7.2       (28.1)      (13.6)
   Accounts payable                                               8.1        (4.7)        8.6
   Accrued expenses                                              (2.1)        2.2        (0.2)
   Current taxes payable                                         (0.1)        1.8        (0.2)
   Deferred income taxes                                         (1.6)        0.5        (1.3)
   Other assets and liabilities                                   0.3        (1.9)       (0.8)
   Interest associated with prepayment of zero coupon notes         -       (13.1)          -

        Net cash flow from operating activities                  33.2       (20.4)       18.6

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                   (18.2)      (15.9)      (21.3)
   Proceeds from sale of property, plant and equipment            1.8         0.9         2.3
   Acquisitions and investments                                     -           -        (1.9)
   Proceeds from security investments                               -           -         0.7

        Net cash flow from investing activities                 (16.4)      (15.0)      (20.2)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                                       -        84.5        11.8
   Principal payments made on debt                              (10.1)          -           -
   Prepayment of zero coupon notes                                  -       (50.0)          -
   Dividends paid                                                (4.1)       (4.1)       (4.1)
   Other capital transactions                                     0.3         0.4         0.5

        Net cash flow from financing activities                 (13.9)       30.8         8.2

        Net effect of exchange rates on cash                     (0.2)       (1.3)        1.5

        Net increase/(decrease) in cash and cash equivalents      2.7        (5.9)        8.1
   Cash and cash equivalents, at the beginning of the year        3.5         9.4         1.3

   Cash and cash equivalents, at the end of the year             $6.2        $3.5        $9.4


Note:  Cash paid during the year for:
               Income taxes                                      $3.3        $1.3        $2.2
               Interest (a)                                      $8.1       $18.1        $3.8

(a) In fiscal 1993, included $13.1 million of interest amortization as part of the prepayment of the zero coupon notes.

The accompanying notes are an integral part of the financial statements.

                          DEKALB Genetics Corporation
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   Accounting Policies

     The principal accounting policies of the consolidated companies of DEKALB Genetics Corporation (the "Company" or "Genetics") are as follows:

(1)  Principles of Consolidation

     The consolidated financial statements include the accounts of the seed division ("DEKALB Seed"), and two wholly-owned subsidiaries, DEKALB Swine Breeders, Inc. ("DEKALB Swine"), and DEKALB Poultry Research, Inc. ("DEKALB Poultry"). The accounts of certain non-U.S. subsidiaries are included on the basis of their May 31 fiscal year, which more properly reflect the growing season in those countries. Transactions between these dates and the Company's fiscal year-end are not considered material.

     The Company's investments in related companies (owned 50% or less), primarily in Mexico, are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate the Company's interest in the net assets of these related companies.

(2)  Accounting Change

     During the third quarter of fiscal 1994, the Company changed the accounting method of valuing its commercial seed inventories, previously valued using the last-in, first-out (LIFO) method, to average cost. The Company's planning, production and sales activities include the utilization of commercial seed inventories from more than one crop year. However, the use of the LIFO method, in effect, caused the matching of the most recent crop year's cost with current revenues. This caused significant commercial seed earnings volatility given year-to-year uncertainties such as crop size, yield and market prices. Therefore, the Company believes the average cost method of inventory valuation achieves a better matching of blended inventory costs with revenues and better reflects the utilization of commercial seed inventory units. The change in accounting method had been applied retroactively and financial information for all periods presented has been restated. In fiscal 1994, net earnings were $1.3 million ($.24 per share) higher as a result of the change. Net earnings for fiscal 1993 decreased $1.4 million ($.27 per share) and earnings in fiscal 1992 increased $0.3 million ($.05 per share).

(3)  Intangible Assets

     Intangible assets consist primarily of the cost of purchased businesses in excess of market value of net assets acquired (goodwill). Genetics amortizes goodwill on a straight-line method over 40 years.

                          DEKALB Genetics Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(4)  Property, Plant and Equipment

     It is the policy of Genetics to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method, based on expected lives, for buildings and equipment. Rates used for depreciation are determined separately for individual plants and locations and are based principally on the following expected lives: buildings - 12.5 to 33.5 years; equipment - 4 to 12.5 years; other - 3 to 20 years; and leasehold improvements - term of lease.

     The cost and accumulated allowances for depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in current operating results.

(5)  Derivative Financial Instruments

     Genetics has contractual commitments with seed growers for payments based on local market corn and soybean futures prices. To mitigate the impact of fluctuation in these futures prices on inventory costs, the Company hedges these payments by using Chicago Board of Trade corn and soybean futures and/or options contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures and/or option contracts are sold. The Company estimates the timing of grower payment pricing to determine the futures and option maturities. Gains or losses on these hedge positions are included as a component of the applicable crop year's inventory. At August 31, 1994 and 1993, the Company had corn and soybean futures contracts outstanding with market values of $11.3 million and $1.7 million, respectively. Hedge gains deferred at August, 1994 and 1993 were $0.9 million and $0.2 million, respectively. Margin deposits for open futures and/or option contracts are recorded as other current assets. Future feed requirements of DEKALB Swine and DEKALB Poultry and future market hog sales of DEKALB Swine may also be forward contracted on the cash market and/or hedged in the futures market periodically.

     The Company reviews potential foreign currency risks on an on-going basis and is party to forward contracts in the management of its foreign currency exposure related to royalty income. In order to reduce its exposure to foreign currency exchange fluctuation related to royalty payments from its French licensee and export receipts from its Italian subsidiary, the Company utilizes foreign currency forward contracts with maturities that mirror the anticipated receipts and payments in October and November. At August 31, 1994 and 1993, the Company had French franc forward contracts outstanding with an aggregate market value of $4.6 million and $2.6 million, respectively, and Italian lira forward contracts outstanding with an aggregate market value of $1.6 million and $2.6 million, respectively. Other foreign currency transactions occur in the Argentine peso and the Canadian dollar.

     See Footnote I for a discussion of interest rate swaps.

                          DEKALB Genetics Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)  Income Taxes

     Effective September 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards
(SFAS) No. 109. Prior to fiscal year 1994, income tax was calculated in accordance with Accounting Principle Board Opinion No. 11. The adoption of SFAS 109 resulted in a one time provision adjustment of $0.4 million which was recorded in the first quarter of fiscal 1994.

     Deferred taxes arise principally from temporary differences between financial and tax reporting. The most significant of these differences are set forth in Note M. At August 31, 1994, United States income taxes were provided on all unremitted earnings of non-U.S. subsidiaries.

(7)  Foreign Currency Translation

     Foreign assets and liabilities, except for operations in economies historically experiencing hyperinflation, are translated into U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of equity. Aggregate exchange gains and losses arising from the translation of foreign currency transactions in other than the functional currency of the particular entity are included in other income. Translation gains or losses in hyperinflationary economies are also included in other income.

(8)  Statement of Cash Flows

     Genetics classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents.

(9)  Concentration of Credit Risk

     The Company's business activity is primarily with farmers, located in the United States and certain foreign countries. When the Company grants credit, it is primarily to customers whose ability to pay is dependent upon the agribusiness economics prevailing in that specific area of the world. No significant concentration of credit risk exists.

(10) Revenue Recognition

     The Company recognizes revenues upon shipment of goods, with discounts and returned goods offsetting this amount.

(11) Reclassifications

     Certain prior year disclosures have been reclassified to conform with the current year presentation. The reclassifications did not affect net results.

     The Company restated the 1993 consolidated statement of cash flows to reflect interest amortization on prepayment of zero coupon notes as an adjustment to net income in the cash flow from operating activities.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B. Statement of
    Operations Data


               for the years ended August 31--in millions         1994       1993       1992

(1) Interest Expense,
     Net
               Interest expense                                  ($8.2)     ($8.7)     ($8.0)
               Interest income                                     0.7        0.5        0.7

                    Interest expense, net                        ($7.5)     ($8.2)     ($7.3)



               for the years ended August 31--in millions         1994       1993       1992

(2) Other Income,
     Net
               Equity in net earnings of related companies        $1.5       $1.8       $2.3
               Foreign exchange gain/losses
                 --principally translation                         0.1          -        0.3
               Amortization of goodwill                           (1.4)      (1.4)      (1.3)
               Loss on dissolution of international operations       -       (3.9)         -
               All others, net                                     1.2       (1.3)      (0.6)

                    Other income, net                             $1.4      ($4.8)      $0.7



               for the years ended August 31--in millions         1994       1993       1992

(3) Research and
     Development Costs
               DEKALB Seed                                       $33.6      $34.7      $33.0
               DEKALB Swine                                        6.4        5.7        5.0
               DEKALB Poultry                                      4.2        4.3        4.4

                    Research and development costs               $44.2      $44.7      $42.4

DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



C. Earnings
    per Share
  Primary earnings per share of common stock are calculated by dividing net earnings by the weighted average of common and common equivalent (stock options) shares outstanding during each fiscal year: 5,221,038,  5,193,803,  and 5,171,736 in 1994, 1993, and
1992, respectively.  Fully diluted earnings per share are based upon 6,363,350 shares in 1992 and assume conversion of the zero coupon note issued in January, 1990.
The zero coupon notes were prepaid in April and July of 1993.  Net earnings in fiscal
1992 are adjusted to add back the after tax effect of interest expense on that same note when calculating fully diluting earnings per share.







D. Receivables at August 31--in millions                                    1994         1993

               Trade accounts and notes                                    $44.8        $35.0
               Employees                                                     1.9          0.9
               Related companies                                             1.2          0.7
               Other                                                         2.0          1.8
                                                                            49.9         38.4
               Less allowance for doubtful accounts                          2.4          1.6

                    Receivables, net                                       $47.5        $36.8







E. Inventories at August 31--in millions                                    1994         1993

               At lower of cost or market:
                  Commercial seed--average cost                            $88.1       $106.4
                  Commercial poultry and swine--actual cost                  8.9          7.7
                  Supplies and other--principally first-in, first-out        3.8          4.1

                    Inventories                                           $100.8       $118.2




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



F. Property, Plant and
   Equipment, Net
   (at cost)
               at August 31--in millions                          1994         1993

               Land                                               $9.7         $9.1
               Buildings                                          82.8         79.4
               Equipment                                         130.7        127.9
               Other                                              11.1         10.5
               Construction in progress                           11.7          5.2
                                                                 246.0        232.1
               Less accumulated depreciation and amortization    145.4        138.8

                    Property, plant and equipment, net          $100.6        $93.3




G. Short-Term
     Borrowings
                  Short-term notes payable represent borrowings against lines of credit with various banks.
               The weighted average interest rate on short-term borrowings for fiscal 1994 was approximately 4.0%.

                  At August 31, 1994, committed lines credit available to Genetics included a $50 million revolving credit agreement and a $15 million credit facility for a 364 day period.

                  The revolving credit agreement provides credit for general corporate purposes and is committed through
               December 31, 1996, but may be extended annually for successive one year periods with the consent of the lending banks.  The line of credit requires a step-down to $20.0 million for any one day during each year.
               The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.  At August 31, 1994, tangible net worth was approximately $15 million in excess of the required minimum under the most restrictive of these covenants.
               The Company pays a commitment fee of 3/16 of 1% for the $50 million line of credit.  The available line of credit at August 31, 1994 was entirely unused.

                  The $15 million credit facility carries a 3/16 of 1% fee on the unused portion of the commitment.  No fees were required to be paid as the line was fully utilized in Fiscal 1994.

                  Market value of short-term borrowings approximates carrying value at August 31, 1994.




H. Other Current
   Liabilities
               at August 31--in millions                          1994         1993

               Current income taxes                               $1.3         $2.2
               Payroll                                             7.1          6.5
               Vacation                                            2.7          2.7
               Pensions and other credits                          0.9          4.5
               Insurance                                           1.9          1.0
               Taxes, other than income                            5.1          4.6
               Production costs                                    1.5          2.4
               Other                                               9.1          8.7

                    Other current liabilities                    $29.6        $32.6


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


I. Long-Term   at August 31--in millions                          1994         1993
   Debt

               Term loans, variable rates, due from 1996-1999    $65.0        $65.0
               Term loans, 7.15% fixed rate, due 2003             20.0         20.0
               Other                                                 -          0.2

                                                                  85.0         85.2
               Less current maturities                               -            -


                    Net long-term debt                           $85.0        $85.2

                    Market value of long-term debt               $82.6        $87.0


                  The variable rate term loan agreements allow the Company to borrow at rates based on the
               London Interbank Offer Rate on Eurodollar deposits (LIBOR).  At August 31, 1994, interest on the variable rate term loans was at a rate of approximately 5.5%.

                  The Company has entered into interest rate swap agreements with third parties to manage interest rate movements on the majority of its variable rate term debt.  At August 31, 1994, the Company had swap agreements with an aggregate notional principal amount of $60 million and an average interest rate of 5.8%, maturing in fiscal 1997 and fiscal 1998.  Any interest rate differential on these swap agreements is recognized in interest expense, net over the terms of the agreements.  The Company is exposed to credit loss in the event of nonperformance by the other parties to these agreements.  However, the Company does not anticipate nonperformance by any of the counterparties.

                  All of the term loans originated in fiscal 1993 from seven lending institutions and contain similar restrictive covenants.  The most restrictive of these covenants requires the maintenance of tangible net worth.  At August 31, 1994, tangible net worth was approximately $15 million in excess of the required minimum under this covenant.

                  Aggregate maturities for the years ending August 31, 1996 through 1999 are less than $50,000 each year, except for fiscal 1996 and 1998 when $5.0 million and $60.0 million mature, respectively.

                  Current maturities of long-term debt (less than $0.1 million) are included with notes payable in the consolidated balance sheets.

                  The Company estimated the market value of its long-term debt by utilizing a discounted cash flow methodology.




J.  Thrift Plan     Full and part-time Genetics' employees can participate in a voluntary thrift plan.  The plan provides for Genetics to contribute a minimum of $.50 for every dollar contributed by employees, to the extent employees contribute up to 6% of their salaries.  Additional discretionary amounts may also be contributed when warranted by results of operations.  Genetics' contributions charged to expense under this plan were $1.3 million for the year ended August 31, 1994 and $1.4 million in each of the fiscal years 1993 and 1992.

DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


K. Shareholders'
    Equity
               at August 31--in millions except      1994                1993                1992
               shares in thousands              Dollars  Shares    Dollars   Shares    Dollars   Shares

               Class A Common Stock

               Balance, beginning of year         $0.1      841      $0.1       862      $0.1     1,324
                  Exchange Class A for Class B       -      (60)        -       (37)        -       (35)
                  Stock options exercised            -        1         -         6         -         2
                  Employee stock plan                -        6         -        10         -         5
                  Retirement of treasury shares      -        -         -         -         -      (434)

               Balance, end of year               $0.1      788      $0.1       841      $0.1       862


               Class B Common Stock

               Balance, beginning of year         $0.4    4,371      $0.4     4,334      $0.4     4,299
                  Exchange Class A for Class B       -       60         -        37         -        35

               Balance, end of year               $0.4    4,431      $0.4     4,371      $0.4     4,334


               Capital in Excess of Stated Value

               Balance, beginning of year        $79.9              $79.4               $96.3
                  Stock options exercised            -                0.1                 0.1
                  Employee stock plan              0.1                0.3                 0.2
                  Phantom Stock conversion           -                  -                 0.7
                  Retirement of treasury shares      -                  -               (17.9)
                  Director Stock Option Plan       0.1                0.1                   -

               Balance, end of year              $80.1              $79.9               $79.4


               Retained Earnings

               Balance, beginning of year        $39.3              $41.7               $35.5
                  Net Income                      10.6                1.7                10.3
                  Cash dividends $.80 per share   (4.1)              (4.1)               (4.1)

               Balance, end of year              $45.8              $39.3               $41.7


               Currency Translation Adjustment

               Balance, beginning of year        ($2.5)             ($1.2)              ($2.7)
                  Translation gain/(loss)         (0.2)              (1.3)                1.5

               Balance, end of year              ($2.7)             ($2.5)              ($1.2)


               Treasury Stock

               Balance, beginning of year        ($2.4)     (73)    ($2.4)      (73)   ($20.6)     (516)
                  Purchase of Class B Common Sto     -        -         -         -         -         -
                  Purchase of Class A Common Sto     -        -         -         -         -         -
                  Stock options exercised            -        -         -         -       0.1         2
                  Employee stock plan                -        -         -         -       0.2         7
                  Retirement of treasury shares      -        -         -         -      17.9       434

               Balance, end of year              ($2.4)     (73)    ($2.4)      (73)    ($2.4)      (73)

               Total Shareholders' Equity       $121.3             $114.8              $118.0


   In 1992, Genetics retired 433,880 shares of Class A treasury stock.  The reduction of capital was reflected as a non-cash transaction in shareholders' equity.
   The holders of Class A Common Stock and Class B Common Stock have the same rights in all respects, including rights with respect to dividends and other distributions, except that (i) the holders of Class B Common Stock have no voting rights other than as required by the Delaware General Corporation Law, (ii) the holders of Class A Common Stock may exchange, at their election, any of their shares for an equal number of shares of Class B Common Stock on a continuing basis and (iii) the Board of Directors of Genetics may distribute (A) voting stock of subsidiaries of Genetics to the holders of Class A Common Stock of Genetics and (B) non-voting stock of subsidiaries of Genetics to the holders of Class B Common Stock of Genetics.
   The Company also has 500,000 shares of $1 par value preferred stock authorized and unissued.





































































































DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



L. Commitments and     Genetics is a defendant in various legal actions arising in the course of its business activities.  In the
    Contingent      opinion of the management, these actions will not result in a material adverse effect on Genetics'
    Liabilities     consolidated operations or financial position.

                       Genetics is self-insured against property losses on the majority of its operating facilities.

                       Genetics' total rental expense for 1994, 1993 and 1992 was $4.8 million, $5.3 million and $5.7 million, respectively.

DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

M. Income Tax
   Provision

   Effective September 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of
Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".  Prior to fiscal year 1994, income tax was calculated in accordance with Accounting Principle Board Opinion No. 11.  The adoption of SFAS 109 resulted in a one time provision adjustment of $0.4 million or $.09 per share which was recorded in the first quarter of fiscal year 1994.  This amount is included as a charge to net income as the cumulative effect of change in accounting principle.  As permitted by SFAS 109, the Company elected not to restate the financial statements of prior years.

               for the years ended August 31--in millions     1994             1993             1992
               Current provision:
                  Federal                                     $1.0             $0.9             $0.6
                  State                                        0.5              0.3              0.4
                  Foreign                                      1.5              2.1              1.2

                                                              $3.0             $3.3             $2.2

               Deferred provision:
                  Federal                                     $0.9            ($5.2)            $2.2
                  State                                        0.1             (0.9)             0.2
                  Foreign                                     (0.1)            (0.5)            (0.1)

                                                               0.9             (6.6)             2.3

                    Total income tax provision (benefit)      $3.9            ($3.3)            $4.5

   The significant components of the company's deferred tax assets and deferred tax liabilities as of August 31, 1994 are presented below (in millions):
                                                             1994
               Deferred tax assets:
                  Research Expenditures                        7.9
                  Benefit Plans                                2.3
                  Inventory                                    3.8
                  Other                                        4.3
                     Total Gross Deferred Tax Assets          18.3
                     Valuation Allowance                      (0.8)
                          Gross Deferred Tax Assets           17.5

               Deferred Tax Liabilities:
                  Purchase Price Allocations                  (9.3)
                  Undistributed Foreign Earnings              (6.4)
                  Depreciation                                (6.5)
                  Other                                       (2.8)
                     Gross Deferred Tax Liabilities          (25.0)

               Net Deferred Tax Liability                     (7.5)

   The net deferred tax liability disclosed above equals the net deferred tax presentation on the balance sheet.  The footnote disclosure classifies the components as assets or liabilities while the balance sheet discloses the current and long-term portion of those two classifications.

   Deferred taxes for 1993 and 1992 were prepared under A.P.B. Opinion No. 11 and timing differences in the recognition of revenue and expenses for tax and financial statement purposes resulted primarily from depreciation, research expenditures, and taxes provided on unremitted earnings.

   Total tax provisions (benefits) resulted in amounts differing from those based on the statutory federal income tax rates.
The reasons for these differences are:
               for the years ended August 31--in millions     1994             1993             1992
               U.S. statutory rate                            $5.2            ($0.5)            $5.0
               State and local taxes                           0.5             (0.5)             0.4
               International operations                       (1.8)            (1.5)            (0.4)
               Qualified export activity                      (0.1)            (0.4)            (0.3)
               Research credits                               (0.4)            (0.6)            (0.4)
               Goodwill                                          -                -              0.1
               Other                                           0.5              0.2              0.1

                    Income tax provision (benefit)            $3.9            ($3.3)            $4.5


  The domestic and foreign components of earnings before taxes of consolidated companies were as follows:

               for the years ended August 31--in millions     1994             1993             1992
               U.S.                                           $9.7            ($2.4)           $13.4
               Argentina                                       0.7              6.2              4.4
               Other Non-U.S.                                  4.5             (5.4)            (3.0)

                    Total earnings before taxes              $14.9            ($1.6)           $14.8








































































































DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




N. Quarterly Results of Operations (Unaudited)

   The following is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 1994 and 1993.  Genetics' United States seed operations comprise a significant portion of its business.  Genetics generally delivers only a minor portion of United States seed in the first quarter, delivers more than half in the second quarter, and substantially all the seed is delivered by the end of the third quarter.
The Company defers first quarter expenses and anticipates fourth quarter expenses and matches these expenses against second and third quarter revenues.
Third quarter results also reflect estimates of seed product returns.
Consequently, fourth quarter earnings include adjustments for those earlier estimates.
In the third quarter of 1993, the Company recognized a loss on the write-off of its investment in Spain and in the fourth quarter of that same year, significant seed returned goods in the United States unfavorably affected the net earnings.

   The total of four quarters' earnings per share might not equal the earnings per share for the year due to the application of the treasury stock method and market price changes.



in millions except per share amounts--
three months ended the last day of            August          May     February     November

1994
   Operating revenues                          $28.9       $107.3       $143.0        $40.8
   Operating costs                              15.4         58.9         80.1         21.5
   Net earnings                                  1.2          2.2          6.4          0.8
   Earnings per share                           0.22         0.42         1.23         0.15

1993
   Operating revenues                          $24.1        $95.9       $131.4        $47.9
   Operating costs                              15.3         49.7         63.6         23.8
   Net earnings                                 (2.8)        (2.7)         6.4          0.8
   Earnings per share                          (0.54)       (0.51)        1.23         0.15







DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



O. Operations by
     Geographic
     Area

     Information on Genetics operations by geographic area for 1994, 1993 and 1992 is shown below.  Operating earnings (loss) are equal to total sales and revenues less operating expenses of the geographic areas, excluding interest and general corporate expenses.  Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area.


               August 31--in millions             1994         1993          1992

               Revenues
                 United States                  $252.6       $226.3        $238.0
                 Argentina                        37.4         43.4          36.2
                 Other Non-U.S.                   30.0         29.6          33.6

                                                $320.0       $299.3        $307.8


               Operating Earnings (Loss)
                 United States                   $19.3        $10.5         $17.6
                 Argentina                         3.0          8.2           6.7
                 Other Non-U.S.                    1.1         (9.5)         (1.1)

                                                 $23.4         $9.2         $23.2


               Equity in Earnings
                 Other Non-U.S.                   $1.5         $1.8          $2.3



               Identifiable Assets
                  United States                 $229.3       $230.1        $216.4
                  Argentina                       54.5         45.6          36.3
                  Other Non-U.S.                  35.2         41.8          53.1

                                                $319.0       $317.5        $305.8

                   Consolidated net assets include approximately $37.9 million at August 31, 1994 and $37.4 million at
               August 31, 1993, located in countries other than the United States.  Consolidated net earnings include approximate earnings of $4.8 million in 1994 and an approximate loss of $1.1 million in 1993 from these countries.




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


P. Pension Plans

    Prior to fiscal 1994, the Company provided employees a noncontributory pension plan covering substantially all domestic employees in its seed, swine and poultry businesses, as well as in corporate administration, who met age and service requirements. Benefits provided under this pension plan are based primarily on each employee's career earnings up until the suspension of the plan on October 1, 1993. Plan assets consist primarily of stocks and U.S. government securities.
At the time of suspension, the Company recognized a curtailment benefit of $3.7 million.
    In addition, Genetics has a supplemental noncontributory pension plan covering certain management employees, which is not funded. Benefits are based mainly on each participant's year of service, final average compensation, and estimated benefits received from certain other benefits plans. This plan was also suspended on October 1, 1993 and the Company recognized a benefit of $0.5 million related to to the suspension.
    Total pension expense for the funded plan for the years ended August 31, 1993 and 1992 was $1.7 million and $1.0 million, respectively. Pension expense for the supplemental pension plan was $0.2 million for the years ended August 31, 1993 and 1992.

The components of total estimated pension (income)/expense for the two plans are as follows --

$ in millions:

                                                   1994         1993         1992
Service Cost -- benefits earned during the year    $0.2         $2.0         $1.5
Interest cost on projected benefit obligations      1.0          1.2          1.0
Actual return on plan assets                       (0.4)        (1.0)        (1.2)
Net amortization and deferral                      (0.9)        (0.3)        (0.1)
Income from plan curtailment                       (4.2)           -            -

  Net Pension (Income)/Expense                    ($4.3)        $1.9         $1.2




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


P.  Pension Plans
     (Continued)

Actuarial assumptions for 8/31/94 and 8/31/93 are as follows:

                                                                    8/31/94   8/31/93
                    Discount rate                                   6.5-7.0%     6.5%
                    Average salary growth rate                         5.5%      5.5%
                    Return on plan assets                              8.5%      8.5%

A reconciliation of the funded status to accrued pension expense is as follows--
    $ in millions

                                               Funded Plan          Unfunded Plan
                                               8/31/94   8/31/93    8/31/94   8/31/93

     Actuarial present value of benefits
         based on service to date and present
         pay levels:
               Vested                           $10.7     $11.9       $0.6      $1.1
               Nonvested                          0.4       2.0          -         -

     Accumulated benefit obligation              11.1      13.9        0.6       1.1

     Additional amounts related to projected
         pay increases                              -       6.8          -       1.4

     Projected benefit obligation                11.1      20.7        0.6       2.5

     Plan assets at fair market value            10.7      13.3          -         -

     Plan assets greater than (less than)
         projected benefit obligation            (0.4)     (7.4)      (0.6)     (2.5)

     Unrecognized (gain) or loss
         from experience                          2.8       6.1          -       0.7

     Unrecognized prior service cost                -       0.2          -       0.5

     Unrecognized net transition asset           (3.1)     (3.4)      (0.1)     (0.1)

     Accrued pension expense included
         in the Consolidated Balance Sheet      ($0.7)    ($4.5)     ($0.7)    ($1.4)


The Company has obligations under termination indemnification plans in several foreign countries, but does not have any foreign defined benefit pension plans as defined in Financial Accounting
Standard No. 87.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Q. Information on
   Related
   Companies

     The following is summarized financial information for Genetics'
50 percent or less owned operations:


Balance Sheets
at August 31--in millions                           1994     1993

ASSETS
     Current assets                                $21.3    $16.7
     Non-current assets                              4.0      4.7

        Total Assets                               $25.3    $21.4


LIABILITIES
     Current liabilities                            $6.6     $2.8
     Non-current liabilities                         1.5      1.6

        Total Liabilities                           $8.1     $4.4


Summary of Earnings
for the years ended August 31--in millions          1994     1993     1992
     Revenues                                      $24.6    $21.2    $26.5

     Gross Profit                                   $3.6     $4.3     $6.2

     Net Earnings                                   $3.3     $3.5     $4.9

     Genetics' Equity in Net Earnings                1.5      1.8      2.3


    Genetics' investments in related companies are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition.  Carrying values approximate Genetics' interest in the net assets of these related companies.  Investments and advances include advances to related parties of
$0.2 million in 1994 and 1993 and $0.1 million in 1992.  Dividends received from related companies were $1.5 million in 1994 and 1993.  No dividends were received in 1992.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



R. Incentive Plans
   In August, 1988, the Company adopted a Long-Term Incentive Plan which provides for the awarding of stock appreciation rights (SARs), stock indemnification rights (SIRs) and restricted stock and the granting of incentive and nonqualified options to purchase Class A or Class B Common Stock of the Company.  The Company's Stock Option Committee may make awards of SARs, SIRs, restricted stock stock or stock options to certain officers and key employees of the Company.  All stock options may be granted at no less than fair market value of the Company's stock at the date of grant and are exercisable within periods specified by the Stock Option Committee.  In 1991, the shareholders also approved a Director Stock Option Plan which gives outside directors the option of receiving stock options in lieu of the annual retainer and meeting fees.  Such stock options are granted at less than fair market value at the date of grant.


                                                       1994                1993

                                                       Average             Average
                                             Class A    Price    Class A    Price

Shares under option
     at beginning of year                    242,188    $21.82   186,551    $20.08
Activity:
   Granted                                    61,266     25.90    63,639     25.97
   Exercised                                  (2,605)    25.29    (6,102)     8.79
   Cancelled                                  (8,259)    29.17    (1,900)    31.63

Shares under option and exercisable          292,590    $22.43   242,188    $21.82
  at end of year

Shares available for future grants           103,365             156,372



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

S.  Industry Segment

    The following industry segment information summarizes Genetics' operations as of and for the years ended August 31, 1994, 1993, and 1992.
    Operating earnings are total sales and revenues less operating expenses of the segments, excluding interest, and general corporate allocations.  Corporate assets primarily consist of deferred income taxes and certain property, plant and equipment.
    No customer accounted for 10 percent or more of total operating revenues.

 DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

S.  Industry Segment
     in millions

                                                   1994          1993          1992

     Operating Revenues

        Seed (1)                                 $247.5        $232.3        $241.4
        Swine                                      52.7          45.1          44.5
        Poultry                                    19.8          21.9          21.9

                                                 $320.0        $299.3        $307.8

     Earnings (Loss) Before Income Taxes

        Seed:
          Operating earnings                      $18.0          $5.2         $17.7
          Equity in net earnings of related
             companies                              1.5           1.8           2.3

                                                   19.5           7.0          20.0

        Swine                                       5.7           3.0           4.6
        Poultry                                    (0.3)          1.0           0.9

          Total Operations                         24.9          11.0          25.5

        General corporate expenses                 (2.5)         (4.4)         (3.4)
        Net interest expense                       (7.5)         (8.2)         (7.3)

                                                  $14.9         ($1.6)        $14.8

     Identifiable Assets

        Seed                                     $267.2        $268.5        $258.6
        Swine                                      34.0          30.3          30.7
        Poultry                                    17.8          18.7          16.5

                                                 $319.0        $317.5        $305.8

      Depreciation and Amortization Expense

        Seed                                       $8.4          $8.3          $7.7
        Swine                                       2.4           2.1           1.8
        Poultry                                     0.7           0.8           0.9

                                                  $11.5         $11.2         $10.4

      Property Additions

        Seed                                      $13.1         $10.2         $15.4
        Swine                                       5.0           5.3           5.5
        Poultry                                     0.1           0.4           0.4

                                                  $18.2         $15.9         $21.3

(1)  Consolidated revenues do not include approximately $135 million in 1994 and $120 million in 1993 of DEKALB seed sold under royalty agreements with non-consolidated affiliates and licensees or recognized by equity companies.
     (Footnote Q).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1994. The information required by this Item is incorporated by reference from the Proxy Statement.

   Information about Executive Officers is shown on page 10 of this filing.


ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference from the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference from the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements
   The following financial statements of DEKALB Genetics Corporation are included in Part II, Item 8:


                                                                          Page

   Report of Independent Accountants                                       19

   Consolidated Statements of Operations for the years ended
     August 31, 1994, 1993 and 1992                                        20

   Consolidated Balance Sheets at August 31, 1994 and 1993                 21

   Consolidated Statements of Cash Flows for the years ended
     August 31, 1994, 1993 and 1992                                        22

   Notes to Consolidated Financial Statements                           23-40



   (a)(2) Financial Statement Schedules

                                                                          Page

   Report of Independent Accountants                                       47


   Schedule V     -Property, Plant and Equipment                           48

   Schedule VI    -Accumulated Depreciation and Amortization of
                   Property,Plant and Equipment                            49

   Schedule VIII  -Valuation and Qualifying Account                        50

   Schedule IX    -Short-Term Borrowings                                   51

   Schedule X     -Supplementary Income Statement Information              52

   Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the financial statements or notes thereto.

                                    Part IV

(a)(3) Exhibits                                                        Page

     3A            Restated Certificate of Incorporation                *
                   of DEKALB Genetics Corporation [Attached as Exhibit A to Information Statement contained in Form 8 Amendment (Amendment
                   No. 3) dated August 18, 1988, amending
                   Form 10 Registration Statement of the
                   Company dated June 17, 1988
                   (File No. 0-17005)]

     3B            By-Laws of DEKALB Genetics Corporation               *
                   [Attached as Exhibit B to Information Statement contained in Form 8 Amendment (Amendment
                   No. 3) dated August 18, 1988, amending
                   Form 10 Registration Statement of the
                   Company dated June 17, 1988
                   (File No. 0-17005)]

     4A            Form of Class A Common Stock Certificate             *
                   [Incorporated by reference to Exhibit 4A to Form 8 Amendment (Amendment No. 1)
                   dated August 3, 1988, amending Form 10
                   Registration Statement of the Company
                   dated June 17, 1988 (File No. 0-17005)]

     4B            Form of Class B Common Stock Certificate             *
                   [Incorporated by reference to Exhibit 4B to Form 8 Amendment (Amendment No. 1)
                   dated August 3, 1988, amending Form 10
                   Registration Statement of the Company
                   dated June 17, 1988 (File No. 0-17005)]

     4C            Revolving Credit Agreement between DEKALB           53-96
                   Genetics Corporation and the banks listed therein.

                   Other instruments with respect to long-term debt of the Registrant are not filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Company agrees to provide a copy to the Commission upon request.

 (a)(3) Exhibits                                                       Page
  (continued)


     10A           DEKALB Genetics Corporation Long-                    *
                   Term Incentive Plan [Incorporated
                   by reference to Exhibit 4A to Form S-8
                   Registration Statement No. 33-24875]**

     10B           Form of Indemnification Agreements                   *
                   [Attached as Exhibit D to Information Statement contained in Form 8 Amendment (Amendment
                   No. 3) dated August 18, 1988, amending
                   Form 10 Registration Statement of the
                   Company dated June 17, 1988
                   (File No. 0-17005)]**

     10C           DEKALB Genetics Corporation Savings and              *
                   Investment Plan [Incorporated by reference to Exhibit 4.3 to Form S-8 (File No. 33-33305) dated February 1, 1990]**

     10D           DEKALB Genetics Corporation Pension Plan**          97-150

     10E           Form of Long-Term Incentive Plan Agreement           *
                   [Incorporated by reference to Exhibit 4B to Form S-8 Registration Statement
                   (Registration No. 33-24875)]**

     10F           Director Stock Option Plan                           *
                   [Incorporated by reference to Exhibit 4.3 to Form S-8 Registration Statement (Registration
                   No. 33-39986)]**

     10G           Employment Agreement between DEKALB Genetics         *
                   Corporation and Bruce P. Bickner
                   [Dated September 1, 1993]**

     10H           Employment Agreement between DEKALB                  *
                   Genetics Corporation and Richard O. Ryan
                   [Dated September 1, 1993]**

     10I           Employment Agreement between DEKALB Genetics         *
                   Corporation and Thomas B. Rice
                   [Dated September 1, 1993]**

 (a)(3) Exhibits                                                       Page
   (continued)


     10J           Employment Agreement between DEKALB Genetics         *
                   Corporation and Byron D. Ford***
                   [Dated September 1, 1993]**

     10K           Employment Agreement between DEKALB Genetics         *
                   Corporation and Roy L. Poage
                   [Dated September 1, 1993]**

     11            Computation of Earnings Per Share                     151

     22            Subsidiaries of DEKALB Genetics Corporation           152

     24            Consent                                               153

     27            Financial Data Schedule                                 _


      * Document has heretofore been filed with the Commission and is incorporated by reference.

     ** Document is a management contract or compensating plan or arrangement.

    ***            Employment terminated on September 30, 1994.

(b)  Reports on Form 8-K

     No Form 8-K was filed during the three months ended August 31, 1994.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DEKALB GENETICS CORPORATION


Date:  October 12, 1994               By:  Bruce P. Bickner
                                           Bruce P. Bickner
                                           Chairman, Chief Executive Officer
                                           and Director


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 12th day of October, 1994.


         Signature                                   Title


     Richard O. Ryan                  President, Chief Operating Officer
     Richard O. Ryan                  and Director


     Thomas R. Rauman                 Vice President - Finance and
     Thomas R. Rauman                 Chief Financial Officer



                                   DIRECTORS

     Charles J. Arntzen                              Allan Aves
     Charles J. Arntzen                              Allan Aves


     Paul F. Cornelson                               Tod R. Hamachek
     Paul F. Cornelson                               Tod R. Hamachek


     Paul H. Hatfield                                Charles C. Roberts
     Paul H. Hatfield                                Charles C. Roberts


     Douglas C. Roberts                              John T. Roberts
     Douglas C. Roberts                              John T. Roberts


     H. Blair White
     H. Blair White

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of DEKALB Genetics Corporation:

Our report on the consolidated financial statements of DEKALB Genetics Corporation is included elsewhere in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.






Chicago, Illinois
October 12, 1994

DEKALB Genetics Corporation
SCHEDULE V - PROPERTY, PLANT and EQUIPMENT years ended August 31, 1994, 1993 and 1992
 (Dollars in thousands)


        Column A           Column B    Column C    Column D                  Column E                  Column F

                           Balance at                                       Other Changes              Balance at
                           Beginning   Additions                                                       End of
     Classification        of Period   at Cost     Retirements    Additions          Deductions        Period

Year ended August 31, 1994:
   Land....................   $9,054         $10           $93          $714                 $5           $9,680
   Buildings...............   79,396       2,379           128         1,240                 57           82,830
   Equipment...............  127,939       4,808         3,497         1,786                300          130,736
   Other...................   10,478         310             8           365                 37           11,108
   Construction in progress    5,222      10,701             0             0              4,239           11,684

                            $232,089     $18,208        $3,726        $4,105 (a)         $4,638 (a)     $246,038


Year ended August 31, 1993:
   Land....................   $7,120      $2,041           $25           $16                $98           $9,054
   Buildings...............   69,095       2,577           451        10,090              1,915           79,396
   Equipment...............  123,289       6,561         5,046         5,999              2,864          127,939
   Other...................    9,788         545           219           807                443           10,478
   Construction in progress   16,218       4,222             -             -             15,218            5,222

                            $225,510     $15,946        $5,741       $16,912 (a)        $20,538 (a,b,c) $232,089


Year ended August 31, 1992:
   Land....................   $6,586        $159        $1,027        $1,402                  -           $7,120
   Buildings...............   64,168       2,252           328         3,202                199           69,095
   Equipment...............  116,334       7,265         4,494         6,593              2,409          123,289
   Other...................   10,116         256            13           251                822            9,788
   Construction in progress    9,376      11,405             -             4              4,567           16,218

                            $206,580     $21,337        $5,862       $11,452 (a,b,d)     $7,997 (a)     $225,510

Notes:
(a) Includes transfers between property classes.
(b) Includes $120, $2,021, and $676, resulting from translation of foreign assets for the years ended August 31, 1994, 1993, and 1992, respectively.
(c) Includes $1,351 and $1,032 for the effect of the termination of direct operations in Spain and Australia, respectively.
(d) Includes $3,557 for the effect of consolidating Italian operations.
(e) Depreciation and amortization methods can be found under the captions "Property, Plant and Equipment", Note A of the
    "Notes to Consolidated Financial Statements".





































































































DEKALB Genetics Corporation
SCHEDULE VI - ACCUMULATED DEPRECIATION and
AMORTIZATION of PROPERTY, PLANT and EQUIPMENT years ended August 31, 1994, 1993 and 1992
 (Dollars in thousands)

        Column A           Column B     Column C     Column D               Column E                   Column F


                           Balance at                                       Other Changes              Balance at
                           Beginning                                                                   End of
     Classification        of Period    Additions    Retirements    Additions         Deductions       Period

Year ended August 31, 1994:
   Buildings...............  $41,108       $2,565            $87        ($241)              $40          $43,305
   Equipment...............   90,902        7,153          3,085           73               149           94,894
   Other...................    6,825          431              6          (28)                7            7,215

                            $138,835      $10,149         $3,178        ($196)(a)          $196 (a,b)   $145,414


Year ended August 31, 1993:
   Buildings...............  $39,392       $2,276           $232         $947            $1,275          $41,108
   Equipment...............   89,561        7,267          4,455          561             2,032           90,902
   Other...................    6,862          396            148           40               325            6,825

                            $135,815       $9,939         $4,835       $1,548 (a)        $3,632 (a,b,c) $138,835


Year ended August 31, 1992:
   Buildings...............  $36,934       $1,976           $165         $676               $29          $39,392
   Equipment...............   85,591        6,757          4,206        2,498             1,079           89,561
   Other...................    6,742          362              9          306               539            6,862

                            $129,267       $9,095         $4,380       $3,480 (a,b,d)    $1,647 (a)     $135,815

Notes:
(a) Includes transfers between property classes.
(b) Includes $76, $1,469, and $368 resulting from translation of foreign assets for the years ended August 31, 1994, 1993, and 1992, respectively.
(c) Includes $536 and $711 for the effect of the termination of direct operations in Spain and Australia, respectively.
(d) Includes $2,125 for the effect of consolidating Italian operations.







































































































DEKALB Genetics Corporation
SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNT years ended August 31, 1994, 1993 and 1992
 (Dollars in thousands)



        Column A           Column B               Column C              Column D           Column E


                                                  Additions

                           Balance at     Charged to     Charged to                        Balance at
                           Beginning      Costs and      Other                             End
       Description         of Period      Expenses       Accounts       Deductions         of Period

Year ended August 31, 1994:
   Deducted in the balance sheet
     from the assets to which they
     apply:
       Allowance for doubtful accounts
        and notes receivabl   $1,660           $906                         ($111)(a)         $2,455


Year ended August 31, 1993:
   Deducted in the balance sheet
     from the assets to which they
     apply:
       Allowance for doubtful accounts
        and notes receivabl   $1,464           $949            $62           $815 (a)(b)      $1,660


Year ended August 31, 1992:
   Deducted in the balance sheet
     from the assets to which they
     apply:
       Allowance for doubtful accounts
        and notes receivabl     $792           $648              -           ($24)(a)(c)      $1,464



Notes:
(a) Uncollectible items written off, less recoveries of items previously written off.
(b) Includes $426 for the effect of the divestiture of Spain.
(c) Includes $74 for the effect of consolidating Italian operations in 1992.


 DEKALB Genetics Corporation
SCHEDULE IX - SHORT-TERM BORROWINGS
years ended August 31, 1994, 1993 and 1992
    (Dollars in thousands)



           Column A             Column B       Column C       Column D       Column E       Column F


                                                              Maximum        Average        Weighted
                                               Weighted       Amount         Amount         Average
                                Balance at     Average        Outstanding    Outstanding    Interest
    Category of Aggregate       End            Interest       During         During         Rate During
    Short-Term Borrowings       of Period      Rates          The Period     The Period (d) The Period (e)

Year ended August 31, 1994:

     Bank Borrowings............  $42,610            4.0%       $68,260 (b)    $53,164            4.0 %

     Non-U.S. Debt..............    2,493              - (a)     10,801          6,664              - (a)


Year ended August 31, 1993:

     Bank Borrowings............  $53,029            3.6%       $70,079 (b)    $54,183 (c)        3.6 %

     Non-U.S. Debt..............    2,068              - (a)      5,114          3,009              - (a)


Year ended August 31, 1992:

     Bank Borrowings............  $25,450            3.9 %      $40,102 (b)    $29,712 (c)        5.3 %

     Non-U.S. Debt..............      674              - (a)      5,486          2,558              - (a)


Notes:
(a) Non-U.S. debt is principally operating loans from banks from various time periods up to one year.  These loans bear interest generally at the various countries' equivalent of a bank prime rate.
(b) Bank borrowing is stated prior to reclassification of the short-term portion of long-term debt in accordance with refinancing agreements.
(c) The average amount of bank borrowings is stated prior to reclassification of the short-term portion of long-term debt.
(d) The average amount of borrowings outstanding was based on a simple average of month end balances outstanding.
(e) The weighted average interest rate was computed by dividing actual interest expense by the average borrowings outstanding.








































































































DEKALB Genetics Corporation
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION years ended August 31, 1994, 1993 and 1992
(Dollars in thousands)


       Column A                                      Column B

                                                  Charged to Costs
       Description                                  and Expenses

                                      1994             1993             1992

1.  Maintenance and repairs            $3,871           $4,636           $3,768




5.  Advertising costs                  $8,526           $7,754           $7,761




Note
    Items 2, 3 and 4 have been omitted as the amount did not exceed one percent of total sales and













                               $50,000,000

                            CREDIT AGREEMENT



                                  AMONG



                       DEKALB GENETICS CORPORATION



                                   AND



                      HARRIS TRUST AND SAVINGS BANK
                                as Agent



                                   AND




                      HARRIS TRUST AND SAVINGS BANK
                          CONTINENTAL BANK N.A.
                             NBD BANK, N.A.
                               as Lenders




                      Dated as of January 15, 1992
                              (As Amended)
                            TABLE OF CONTENTS

                       DEKALB GENETICS CORPORATION
                            CREDIT AGREEMENT



Section                                                      Page

1. THE REVOLVING CREDIT.......................................
     1.1. Amount and Term.....................................
     1.2. Revolving Credit Notes..............................
     1.3. Applicable Interest Rates...........................
     1.4. Bankers Acceptances.................................
     1.5. Letters of Credit...................................
     1.6. Reimbursement Obligation............................
     1.7. Manner of Borrowing.................................
     1.8. Maturity and Reborrowing of Loans...................
     1.9. Participation in B/A's and L/C's....................

2. THE COMPETITIVE BID FACILITY...............................
     2.1.  Amount and Term....................................
     2.2.  Competitive Bid Requests...........................
     2.3.  Submission of Competitive Bids.....................
     2.4.  Notice of Bids.....................................
     2.5.  Acceptance or Rejection of Bids....................
     2.6.  Notice of Acceptance or Rejection of Bid...........
     2.7.  Restrictions on Competitive Advances...............
     2.8.  Minimum Amount.....................................
     2.9.  The Competitive Bid Notes..........................
     2.10. Term of and Interest on Competitive Advances.......
     2.11. Manner of Borrowing................................
     2.12. Reliance on Telephonic Notices; Indemnity..........
     2.13. Telephone Notices..................................

3. FEES, PREPAYMENTS, REDUCTIONS, AND TERMINATIONS............
     3.1.  Facility Fee.......................................
     3.2.  Agent's Fee........................................
     3.3.  Optional Prepayments...............................
     3.4.  Termination By Company.............................
     3.5.  Mandatory Prepayment-Commitment Reduction..........

4. PLACE AND APPLICATION OF PAYMENTS..........................

5. DEFINITIONS................................................

6. REPRESENTATIONS AND WARRANTIES.............................
     6.1.  Organization and Qualification.....................
     6.2.  Subsidiaries ......................................
     6.3.  Financial Reports..................................
     6.4.  Litigation; Tax Returns; Approvals.................
     6.5.  Regulation U.......................................
     6.6.  No Default.........................................
     6.7.  ERISA..............................................
     6.8.  Liens..............................................

7. CONDITIONS PRECEDENT.......................................
     7.1.  General............................................
     7.2.  Conditions to Initial Loan.........................
     7.3.  Conditions to Each Loan............................
     7.4.  Execution and Delivery.............................
     7.5.  Legal Documents....................................
     7.6.  Regulation U.......................................

8. COVENANTS..................................................
     8.1.  Maintenance of Property............................
     8.2.  Taxes..............................................
     8.3.  Maintenance of Insurance...........................
     8.4.  Financial Reports..................................
     8.5.  Inspection.........................................
     8.6.  Consolidation and Merger...........................
     8.7.  Transactions with Affiliates.......................
     8.8.  Consolidated Net Working Capital...................
     8.9.  Consolidated Tangible Net Worth....................
     8.10. Consolidated Funded Debt to Consolidated
             Total Capital Ratio..............................
     8.11. Consolidated Current Ratio.........................
     8.12. Seasonal Clean-Up..................................
     8.13. Negative Pledge....................................
     8.14. Additional Indebtedness............................
     8.15. Investments, Loans, Advances and Acquisitions......
     8.16. Sale of Property...................................
     8.17. Notice of Suit or Adverse Change in Business.......
     8.18. ERISA..............................................
     8.19. Use of Proceeds....................................
     8.20. Conduct of Business and Maintenance of Existence...
     8.21. Domestic Consolidated Subsidiaries to Guaranty Debt

9. EVENTS OF DEFAULT AND REMEDIES.............................
     9.1.  Definitions........................................
     9.2.  Remedies for Non-Bankruptcy Defaults...............
     9.3.  Remedies for Bankruptcy Defaults...................
     9.4.  L/C's and B/A's....................................
     9.5.  Expenses...........................................

10. CHANGE IN CIRCUMSTANCES REGARDING EURODOLLAR LOANS;
      CAPITAL ADEQUACY........................................
     10.1.  Change of Law.....................................
     10.2.  Unavailability of Deposits or Inability to
            Ascertain the Adjusted Eurodollar Rate............
     10.3.  Taxes and Increased Costs.........................
     10.4.  Funding Indemnity.................................
     10.5.  Lending Branch....................................
     10.6.  Discretion of Bank as to Manner of Funding........
     10.7.  Capital Adequacy..................................

11. THE AGENT.................................................
     11.1.  Appointment and Powers............................
     11.2.  Powers............................................
     11.3.  General Immunity..................................
     11.4.  No Responsibility for Loans, Recitals, etc........
     11.5.  Right to Indemnity................................
     11.6.  Action on Instructions of Banks...................
     11.7.  Employment of Agents and Counsel..................
     11.8.  Reliance on Documents; Counsel....................
     11.9.  May Treat Payee as Owner..........................
     11.10. Agent's Reimbursement.............................
     11.11. Rights as a Lender................................
     11.12. Bank Credit Decision..............................
     11.13. Resignation of Agent..............................
     11.14. Duration of Agency................................

12. MISCELLANEOUS.............................................
     12.1.  Amendments and Waivers............................
     12.2.  Waiver of Rights..................................
     12.3.  Several Obligations...............................
     12.4.  Non-Business Day..................................
     12.5.  Documentary Taxes.................................
     12.6.  Representations...................................
     12.7.  Notices...........................................
     12.8.  Legal Fees........................................
     12.9.  Counterparts......................................
     12.10. Successors and Assigns............................
     12.11. Participations....................................
     12.12. No Joint Venture..................................
     12.13. Table of Contents and Headings....................
     12.14. Confidentiality...................................
     12.15. August 30, 1988 Credit Agreement..................

                       DEKALB GENETICS CORPORATION

                            CREDIT AGREEMENT

Harris Trust and Savings Bank
Chicago, Illinois

Continental Bank N.A.
Chicago, Illinois

NBD Bank, N.A.
Detroit, Michigan


Gentlemen:

      The undersigned, DEKALB GENETICS CORPORATION, a Delaware corporation (the "Company"), applies to you for your commitments, subject to all the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, to make a revolving credit (the "Revolving Credit") and a competitive bid facility (the "Competitive Bid Facility") available to the Company, all as more fully hereinafter set forth. Each of you is hereinafter referred to individually as "Bank" and collectively as "Banks." Harris Trust and Savings Bank in its individual capacity is sometimes referred to herein as "Harris," and in its capacity as Agent for the Banks is hereinafter in such capacity called the "Agent."

1.    THE REVOLVING CREDIT.

      1.1. Amount and Term. (a) The maximum aggregate principal amount of all loans under the Revolving Credit at any one time outstanding plus the amount available for drawing under the B/A's, L/C's and Competitive Advances (each as hereinafter defined) shall not exceed the Banks' Commitments (as hereinafter defined) in effect from time to time during the term of this Agreement and shall be available to the Company, may be availed of by the Company from time to time, be repaid (subject to the restrictions on prepayment set forth herein) and used again, during the period from the date hereof to and including December 31, 1995 (such date, as extended from time to time pursuant to Section 1.1(d) of this Agreement is hereinafter sometimes referred to as the "Termination Date"). The Revolving Credit shall consist of a base revolving credit (the "Base Credit") in an aggregate principal amount at any one time outstanding of up to $20,000,000, which shall be available to the Company at all times, and an excess revolving credit (the "Excess Credit") in an aggregate principal amount at any one time outstanding of up to $30,000,000, which shall be available to the Company during each Excess Commitment Period designated pursuant to Section 1.1(e) of this Agreement.

      (b) The respective maximum aggregate principal amounts of the Base Credit at any one time outstanding which each Bank by its acceptance hereof severally agrees to make available to the Company are as follows (collectively, the "Banks' Base Commitments" and individually, a "Bank's Base Commitment"):

      Harris Trust and Savings Bank      $10,000,000  50%

      Continental Bank N.A.              $ 6,000,000  30%

      NBD Bank, N.A.                     $ 4,000,000  20%

      The respective maximum aggregate principal amounts of the Excess Credit at any one time outstanding which each Bank by its acceptance hereof severally agrees to make available to the Company during each Excess Commitment Period are as follows (collectively, the "Banks' Excess Commitments" and individually a "Bank's Excess Commitment"):

      Harris Trust and Savings Bank      $15,000,000  50%

      Continental Bank N.A.              $ 9,000,000  30%

      NBD Bank, N.A.                     $ 6,000,000  20%

      The Bank's Base Commitment and Bank's Excess Commitment for each Bank are hereinafter referred to collectively as the "Bank's Commitment" for each Bank, and the Banks' Base Commitments and Banks' Excess
Commitments for all Banks are hereinafter collectively referred to as the "Banks' Commitments".

      (c) All loans made under the Revolving Credit shall be made under the Base Credit until the aggregate principal amount of all loans outstanding equals or exceeds the Banks' Base Commitments, and all loans which, together with the principal amount of all other loans outstanding hereunder exceed the Banks' Base Commitments, shall be made under the Excess Credit. All loans under the Base Credit shall be made from each Bank in proportion to its respective Base Commitment as above set forth and all loans under the Excess Credit shall be made from each Bank in proportion to its respective Excess Commitment as above set forth. The Company may elect that each loan made hereunder be made available by either a Base Rate Loan or Eurodollar Loan, it being understood that one or more of such loans may be outstanding at the same time. Each Base Rate Loan shall be in an amount not less than $2,000,000 or such greater amount which is an integral multiple of $200,000. Each Eurodollar Loan shall be in an amount not less than $5,000,000 or such greater amount which is an integral multiple of $1,000,000.

      (d) The Company may on or before the close of business on the last Business Day of November, 1992, request the Banks to extend the Termination Date to December 31, 1995. Not later than the close of business on the last Business Day in December, 1992 (such date and the last Business Day in December of the second calendar year before the Termination Date from time to time in effect are referred to herein as the "Extension Response Date"), the Banks shall give written notice to the Company, with a copy to the Agent, of their willingness or unwillingness to extend the Termination Date then in effect, and the Banks' failure to respond to any such request by the applicable Extension Response Date shall be deemed to indicate the Banks' unwillingness to extend the Termination Date then in effect. The Company acknowledges and agrees that nothing contained herein obligates any Bank to extend the Termination Date and that each Bank in its sole discretion may refuse to do so. The Termination Date may be further extended from time to time in the same manner, each request for an extension to be given by the Company no later than the last Business Day in November of the second calendar year before the Termination Date then in effect and each response due from the Banks by the close of business on the next succeeding Extension Response Date. Each such extension of the Termination Date shall be for a one-year period from the Termination Date in effect on the date the Company requested an extension thereof.

      (e) The Company may, during each calendar year during the term hereof and upon 3 Business Days prior written notice to the Agent, designate a period during which the Banks' Excess Commitments shall be in effect. Each such period (an "Excess Commitment Period") shall commence on October 31, November 30 or December 31, as specified in the notice given by the Company to the Agent pursuant to this Section 1.1(e), and shall end on the last day of the sixth month following the month in which such Excess Commitment Period began. In the event that the Company fails to designate any Excess Commitment Period by November 30 of any year, there shall automatically be an Excess Commitment Period commencing on the following December 31 and ending on the following June 30.

      1.2. Revolving Credit Notes. All loans under the Revolving Credit (whether made under the Base Credit or the Excess Credit) made by each Bank hereunder shall be evidenced by a single Revolving Credit Note of the Company substantially in the form of Exhibit A hereto (individually, a "Revolving Credit Note" and together, the "Revolving Credit Notes") payable to the order of each Bank in the principal amount of such Bank's maximum commitment, but the aggregate principal amount of indebtedness evidenced by such Revolving Credit Note at any time shall be, and the same is to be determined by, the aggregate principal amount of all loans made by such Bank to the Company pursuant hereto on or prior to the date of determination less the aggregate amount of principal repayments received by or on behalf of such Bank on or prior to such date of determination. Each Revolving Credit Note shall be dated as of the execution date of this Agreement, shall be delivered concurrently herewith, and shall be expressed to mature as provided in Section 1.8 and to bear interest as provided in Section 1.3 hereof. Each Bank shall record on its books or records or on a schedule to its Revolving Credit Note the amount of each loan made by it hereunder, whether the loan is a Base Rate Loan or Eurodollar Loan, all payments of principal and interest and the principal balance from time to time outstanding, whether the loan is outstanding under the Base Credit or the Excess Credit, and, in respect of any Eurodollar Loan, the interest rate and the Interest Period applicable thereto, provided that prior to transfer of such Revolving Credit Note all such amounts shall be recorded on the schedule to such Revolving Credit Note. The record thereof, whether shown on such books or records or on the schedule to the Revolving Credit Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of any Bank to record any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all loans made hereunder together with accrued interest thereon. Upon the request of any Bank, the Company will furnish a new Revolving Credit Note to such Bank to replace its outstanding Revolving Credit Note and at such time the first notation appearing on the schedule on the reverse side of, or attached to, such Revolving Credit Note shall set forth the aggregate unpaid principal amount of Base Rate Loans and Eurodollar Loans, as the case may be, then outstanding. Such Bank will cancel the outstanding Revolving Credit Note upon receipt of the new Revolving Credit Note.

      1.3. Applicable Interest Rates. (a) All Base Rate Loans hereunder shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such loan is made until maturity (whether by acceleration or otherwise) at a rate per annum equal to the Base Rate from time to time in effect, payable quarterly in arrears on the last Business Day of March, June, September and December in each year, commencing on the first of such dates occurring after the date hereof, and at maturity (whether by acceleration or otherwise), provided that if a request made pursuant to Section 12.11 hereof is in effect, all Base Rate Loans shall bear interest at a rate per annum equal to the sum of the Base Rate plus .25%. If any payment of principal or interest on any Base Rate Loans hereunder is not made when due (including any payment due upon acceleration), the unpaid principal balance of all Base Rate Loans hereunder shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date such payment was due until paid in full, payable on demand, at a rate per annum equal to the sum of 2% plus the Base Rate from time to time in effect.

      "Base Rate" means a fluctuating interest rate per annum at all times equal to: the rate of interest announced by Harris Trust and Savings Bank from time to time as its prime commercial rate with any change in such rate resulting from a change in said prime commercial rate to be effective as of the date of the relevant change in said prime commercial rate (the "Harris Prime Rate"), provided, that if the rate per annum determined by adding 1/2 of 1% to the rate at which Harris would offer to sell federal funds in the interbank market on or about 10:00 A.M. (Chicago time) on any day (the "Adjusted Fed Funds Rate") shall be higher than the Harris Prime Rate on such day, then the Base Rate for such day and for any succeeding day which is not a Business Day shall be such Adjusted Fed Funds Rate.
The determination of the Adjusted Fed Funds Rate by Harris shall be final and conclusive provided it has acted in good faith in connection therewith.

      The term "Base Rate Interest Period" shall mean with respect to Base Rate Loans, the period commencing on the date the relevant Base Rate Loan is made and concluding on the date 90 days thereafter; provided, however, that (i) no Interest Period for any Base Rate Loan made under the Revolving Credit may extend beyond the Termination Date and (ii) the Company shall, to the extent necessary to comply with Section 3.5 hereof in connection with the reduction of the Banks' Commitments on the last day of each Excess Commitment Period, select an Interest Period for a portion of the Base Rate Loan requested by it such that the sum of the Base Rate Loans outstanding on the day after the last day of each Excess Commitment Period plus the aggregate principal amount of all B/A's, L/C's and Eurodollar Loans outstanding, if any, with Interest Periods ending on or prior to such date is equal to the reduction in the Banks' Commitments that shall take place on such date.

      (b) Each Eurodollar Loan shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until maturity (whether by acceleration or otherwise) at a rate per annum equal to the sum of the Eurodollar Margin plus the Adjusted Eurodollar Rate, payable on the last day of each Euro-Interest Period and at maturity (whether by acceleration or otherwise) and, with respect to any Euro-Interest Period in excess of three months, on the date occurring every three months after the date such Loan is made. If any payment of principal or interest on any Eurodollar Loan is not made when due, such Loan shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date such payment was due until paid in full, payable on demand, at a rate per annum equal to the sum of 2% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto, and, thereafter, at a rate per annum equal to the sum of 2% plus the Base Rate from time to time in effect.

      "Adjusted Eurodollar Rate" means a rate per annum determined pursuant to the following formula:

                                              Eurodollar Rate
      Adjusted Eurodollar Rate  =  100% - Reserve Percentage

      "Euro-Interest Period" means with respect to the Eurodollar Loans, the period used for the computation of interest commencing on the date the relevant Eurodollar Loan is made and concluding on the date one, two, three or six months thereafter, at the Company's option, with any subsequent Euro-Interest Period commencing on the last day of the immediately preceding Euro-Interest Period and concluding one, two, three or six months thereafter, at the Company's option; provided, however, that no Euro-Interest Period for any Eurodollar Loan made under the Revolving Credit may extend beyond the Termination Date. Notwithstanding the foregoing, if in order to comply with Section 3.5 below in connection with the reduction of the Banks' Commitments on the last day of each Excess Commitment Period, the portion of the requested Eurodollar Loan which is required to have an Interest Period ending on the date of such reduction would be less than $5,000,000, or in the event none of the available Euro-Interest Periods would end on such date, then such portion of the requested Eurodollar Loan shall, to the extent necessary to comply with
Section 3.5 on such date, be made available to the Company as a Base Rate Loan with an appropriate Interest Period to comply with such provisions (unless the Required Banks shall, in their sole discretion, agree to a lesser minimum amount for such portion or to an Interest Period maturing on such date, as the case may be). For purposes of determining a Euro-Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month, provided, however, that if there is no numerically corresponding day in the month in which a Euro-Interest Period is to end or if a Euro-Interest Period begins on the last day of a calendar month, then such Euro-Interest Period shall end on the last Banking Day of the calendar month in which such Euro-Interest Period is to end.

      "Eurodollar Margin" means (i) one-half of one percent (0.5%) per annum for any period during which no request made by the Company pursuant to Section 12.11 is in effect, and (ii) three-quarters of one percent (0.75%) per annum for any period during which a request made by the Company pursuant to Section 12.11 is in effect.

      "Eurodollar Rate" means for each Euro-Interest Period the rate of interest per annum as determined by the Agent (rounded upwards, if necessary, to the nearest whole multiple of 1/8 of 1%) at which deposits of United States dollars in immediately available and freely transferable funds would be offered at 9:00 A.M. Chicago time two Banking Days' prior to the commencement of such Euro-Interest Period by the principal Nassau office of Harris to major banks in the interbank market upon request by such major banks for delivery on the first day of, and for a period equal to, such Euro-Interest Period and in an amount equal to the principal amount of the Eurodollar Loan scheduled to be outstanding during such Euro-Interest Period. Each determination of the Eurodollar Rate made by the Agent in accordance with this paragraph shall be prima facie evidence thereof.

      "Reserve Percentage" means the daily arithmetic average maximum rate at which reserves (including, without limitation, any supplemental, marginal and emergency reserves) are imposed on member banks of the Federal Reserve System during the applicable Euro-Interest Period by the Board of Governors of the Federal Reserve System (or any successor) under

Regulation D on "eurocurrency liabilities" (as such term is defined in Regulation D), subject to any amendments of such reserve requirement by such Board or its successor, taking into account any transitional adjustments thereto. For purposes of this definition, the Eurodollar Loans shall be deemed to be Eurocurrency liabilities as defined in Regulation D without benefit or credit for any prorations, exemptions or offsets under Regulation D.

      (c) If any payment of any amount, other than any principal of or interest on any Loan, payable by the Company hereunder is not paid when due, such amount shall bear interest from the day such amount was due until it is paid in full at the post-default rate set forth in Section 1.3(a) with respect to Base Rate Loans.


      1.4. Bankers Acceptances. Subject to all the terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, Harris in its discretion may create acceptances in an amount of at least $1,000,000 or such greater amounts which are integral multiples of $500,000 (a "B/A" and collectively the "B/A's") for the Company within the limits of, and subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in
Section 1.9 hereof. Each B/A shall be created pursuant to the General Acceptance Agreement (the "B/A Agreement") in the form of Exhibit B hereto and an Acceptance Request in Harris' standard form at the time such B/A is requested with respect to such draft presented to Harris for acceptance hereunder. To provide the Company with immediate cash for the B/A's created hereunder, Harris agrees to discount such B/A's at the then current bankers acceptance rate for B/A's on which Harris is the acceptor and to credit the proceeds of such discounting to the Company's account at Harris. The face amount of each B/A created and outstanding pursuant hereto shall be deducted from the credit which may be otherwise available under the Revolving Credit. In consideration of the creation of B/A's, the Company agrees to pay Harris standard fees and charges as in effect from time to time (the "B/A Issuance Fees") plus an acceptance commission for each B/A computed at the rate of one-half of one percent (0.5%) per annum (computed on the basis of a 360 day year and actual days elapsed) multiplied by the face amount of the B/A (the "B/A Commission"). Each B/A shall have a term of 30, 60 or 90 days (but ending not later than the Termination Date), and shall be an acceptance eligible for discount with Federal Reserve Banks in accordance with paragraph 7A of Section 13 of the Federal Reserve Act and regulations and interpretations applicable thereto. The Company shall present to Harris evidence of such eligibility satisfactory to Harris, and Harris may in its sole discretion determine that any B/A is not acceptable to Harris for any reason. The Agent shall notify the other Banks of any B/A issued hereunder as soon as possible thereafter.

      1.5. Letters of Credit. Subject to all the terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, Harris shall issue letters of credit (an "L/C" and collectively the "L/C's") for the account of the Company subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.9. Each L/C shall be issued pursuant to an Application for Letter of Credit (the "L/C Agreement") in the form of Exhibit C hereto. The L/C's shall consist of standby letters of credit and documentary trade letters of credit in an aggregate face amount not to exceed $15,000,000. Each L/C shall have an expiry date not more than one year from the date of issuance thereof (but in no event later than the Termination Date). The amount available under each L/C issued pursuant hereto, shall be deducted from the credit otherwise available under the

Revolving Credit. In consideration of the issuance of L/C's the Company agrees to pay Harris a fee in the amount of one-half of one percent (0.5%) per annum (computed on the basis of a 360 day year and actual days elapsed) of the face amount for any documentary trade letter of credit and in the amount of one-half of one percent (0.5%) per annum (computed on the basis of a 360 day year and actual days elapsed) of the face amount of any standby L/C, all such fees to be payable on the date of issuance of an L/C hereunder and on the date of each extension, if any, of the expiry date of each L/C. In addition, the Company shall pay to Harris, for Harris' own account, Harris' scheduled fees and charges in connection with the issuance of each L/C. The Agent shall notify the other Banks of any L/C issued hereunder as soon as possible thereafter.

      1.6. Reimbursement Obligation. The Company is obligated, and hereby unconditionally agrees, to pay in immediately available funds to the Agent for the account of Harris the face amount of (i) each B/A created by Harris hereunder not later than 11:00 A.M. (Chicago Time) on the maturity date of such B/A, and (ii) each draft drawn and presented under an L/C issued by Harris hereunder (the obligation of the Company under this Section 1.6 with respect to any B/A or L/C is a "Reimbursement Obligation"). If at any time the Company fails to pay any Reimbursement Obligation when due, the Company shall be deemed to have requested a Base Rate Loan from the Banks hereunder, as of the maturity date of such Reimbursement Obligation, the proceeds of which loans shall be used to repay such Reimbursement Obligation. Such loan shall only be made if no Potential Default or Event of Default shall exist and shall be subject to availability under the Revolving Credit. If such loan is not made by the Banks for any reason, the unpaid amount of such Reimbursement Obligation shall be due and payable to Harris upon demand and shall bear interest at the default rate of interest specified in Section 1.3(a) hereof.

      1.7. Manner of Borrowing. (a) The Company shall give telephonic, telex or telegraphic notice to the Agent (which notice shall be irrevocable once given and shall be promptly confirmed in writing) by no later than 10:00 A.M. (Chicago time) on the date at least two (2) Banking Days prior to the date of each Eurodollar Loan which the Banks are requested to make or relend. The Company shall give telephonic, telex or telegraphic notice to the Agent (which notice shall be promptly confirmed in writing) no later than 10:00 A.M. (Chicago time) on the date the Banks are requested to make a Base Rate Loan. Each such notice shall specify the date of the Loan requested (which shall be a Banking Day in the case of any Eurodollar Loan and a Business Day in the case of any Base Rate
Loan), the amount of such Loan or the amount to be reborrowed, as the case may be, whether the Loan is to be made available by means of a Base Rate Loan or Eurodollar Loan and the Interest Period applicable thereto. The Company agrees that the Agent may rely on any such telephonic, telex or telegraphic notice given by any person it reasonably believes is one of the persons specified by the Company in writing to the Agent as a person authorized to give such notice without the necessity of independent investigation and in the event any notice by such means conflicts with the written confirmation, such notice shall govern if any Bank has acted in reliance thereon. The Agent shall give prompt telephonic, telex or telegraphic (if telephonic, to be confirmed in writing within two Business
Days) notice of the receipt of notice from the Company hereunder to each of the Banks and, if such notice requests the Banks to make any Eurodollar Loans the Agent shall confirm to the Company by telephonic, telex or telegraphic means, which confirmation shall be conclusive and binding on the Company in the absence of manifest error, the interest rate applicable to each Eurodollar Loan promptly after such rate is determined by the Agent.

      (b) Subject to the provisions of Section 7 hereof, the proceeds of each Loan shall be made available to the Company at the principal office of the Agent in Chicago, Illinois, in immediately available funds, except to the extent such Loan represents the reborrowing of a Loan previously made to the Company, in which case each Bank shall record such reborrowing on the schedule to the Note held by it, or in lieu thereof, on its books and records, and shall effect such reborrowing on behalf of the Company in accordance with the provisions of Section 1.8(a) hereof. Not later than 12:00 Noon Chicago time (or in the case of any Loans for which same day notification is permitted, by 3:00 P.M. Chicago time), on the date specified for any Loan to be made hereunder, each Bank shall make its portion of such Loan available to the Company in immediately available funds at the principal office of the Agent, except as otherwise provided above with respect to repaying any outstanding Loans through a reborrowing.

      (c) Unless the Agent shall have been notified by a Bank prior to the date of a Loan to be made by such Bank (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Loan available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business Day). Nothing in this Section 1.7(c) shall be deemed to permit any Bank to breach its obligations to make Loans under the Revolving Credit, or to limit the Company's claims against any Bank for such breach.

      1.8. Maturity and Reborrowing of Loans. (a) Each Loan shall mature and become due and payable on the last day of the Interest Period applicable thereto. Provided that the conditions set forth in Section 7.3 hereof have been met, the Company shall have the right, subject to the other terms and conditions of this Agreement, to reborrow in whole or in part (but, if in part, in the minimum amount specified for the type of Loan in Section 1.1 hereof) through a new Loan the principal amount of any maturing Loan (subject to the minimum borrowing amounts set forth in Section 1.1(c) hereof) on the last day of the Interest Period and thereby repay the principal amount of the outstanding Loan. Any such reborrowing shall be effected by the Banks on behalf of the Company by making payment of the principal amount of the maturing Loan from the proceeds of the reborrowing Loan.

      (b)   In the event that the Company fails to give notice pursuant to
Section 1.7 hereof of the reborrowing of the principal amount of any maturing Loan or, in the case of a Eurodollar Loan, fails to specify the Interest Period applicable thereto then the principal amount of such Loan shall be automatically reborrowed (and the Company shall be deemed to have given notice requesting) a Base Rate Loan, subject to Section 7.3 and all of the terms and conditions of this Agreement and the restrictions on the applicable Interest Period contained in the definition of Base Rate Interest Period, unless paid in full on the last day of the then applicable Interest Period.

      1.9. Participation in B/A's and L/C's. Each of the Banks will acquire a risk participation in each B/A upon the creation thereof and in each L/C upon the issuance thereof. In the event any Reimbursement Obligation is not immediately paid by the Company pursuant to Section 1.6 hereof, each Bank will put Harris in funds in an amount equal to such Bank's ratable share of the unpaid amount of such Reimbursement Obligation (based upon its proportionate share relative to its percentage of the Revolving Credit (as set forth in Section 1.1 hereof)). At the election of the Required Banks, such funding by the Banks of the unpaid Reimbursement Obligations shall be treated as additional Base Rate Loans to the Company hereunder rather than a purchase of participations by the Banks in the related B/A's held by Harris. The obligation of the Banks to Harris under this Section 1.9 shall be absolute and unconditional and shall not be affected or impaired by any Event of Default or Potential Default which may then be continuing hereunder. Harris shall notify each Bank by telephone of its proportionate share relative to its participation percentage of such unpaid Reimbursement Obligation. If such notice has been given to each Bank by 12:00 Noon, Chicago time, each Bank agrees to put Harris in immediately available and freely transferable funds on the same Business Day. Funds shall be so made available at the account designated by Harris in such notice to the Banks. Upon the election by the Required Banks to treat such funding as additional Loans hereunder and payment by each Bank, such amounts shall be deemed to be Base Rate Loans by the Banks hereunder, and such Loans shall bear interest in accordance with Section 1.3 hereof. Harris shall share with each Bank on a pro rata basis relative to its percentage of the Revolving Credit (as set forth in Section 1.1) a portion of any B/A Commission (other than the B/A Issuance
Fees) and any L/C commission fee payable by the Company. Any such fee shall be promptly remitted to the Banks when and as received by Harris from the Company.

2.    THE COMPETITIVE BID FACILITY.

      2.1. Amount and Term. The Company may from time to time before the Termination Date request Competitive Bids from the Banks and the Banks may make, at their sole discretion, Competitive Advances to the Company on the terms and conditions set forth in this Agreement. Notwithstanding any provision to the contrary contained in this Agreement, the aggregate principal amount of all Competitive Advances outstanding hereunder at any time together with the aggregate principal amount of all loans outstanding under the Revolving Credit at such time plus the face amount of all B/A's created and all L/C's issued hereunder shall not exceed the Banks' Commitments from time to time in effect. The Company may request Competitive Bids and the Banks may, in their discretion make such Competitive Bids on the terms and conditions set forth in this Section 2.

      2.2.  Competitive Bid Requests.  In order to request Competitive
Bids, the Company shall give telephonic notice to be received by the Agent no later than 11:00 A.M., Chicago time, one Business Day before the day
(which must be a Business Day) on which a proposed Competitive Advance is to be made (the "Borrowing Date"), followed on the same day by a duly completed Competitive Bid Request Confirmation in the form of Exhibit F hereto to be received by the Agent not later than 11:30 A.M., Chicago time. Competitive Bid Request Confirmations that do not conform substantially to the format of Exhibit F shall be rejected and the Agent shall give telephonic notice to the Company of such rejection promptly after it determines (which determination shall be conclusive) that a Competitive Bid Request Confirmation does not substantially conform to the format of Exhibit F. Competitive Bid Requests shall in each case refer to this Agreement and specify (x) the proposed Borrowing Date (which shall be a Business Day), (y) the aggregate principal amount thereof (which shall not be less than $1,000,000 and shall be an integral multiple of $1,000,000), and (z) up to three Competitive Bid Interest Periods (which must be of no less than 7 and no more than 180 days duration and which may not end after the Termination Date) with respect to the entire amount specified in such Competitive Bid Request. Upon receipt by the Agent of a Competitive Bid Request Confirmation which conforms substantially to the format of Exhibit F attached hereto, the Agent shall invite, by telephone promptly confirmed in writing in the form of Exhibit G attached hereto, the Banks to bid, on the terms and conditions of this Agreement, to make Competitive Advances pursuant to the Competitive Bid Request.

      2.3. Submission of Competitive Bids. Each Bank may, in its sole discretion, make one or more Competitive Bids to the Company responsive to each Competitive Bid Request. Each Competitive Bid by a Bank must be received by the Agent by telephone not later than 8:45 A.M., Chicago time, on the Borrowing Date, promptly confirmed in writing by a duly completed Confirmation of Competitive Bid substantially in the form of Exhibit H attached hereto to be received by the Agent no later than 9:00 A.M., Chicago time; provided, however, that any Competitive Bid made by Harris must be made by telephone to the Company no later than 8:30 A.M., Chicago time, and confirmed by telecopier to the Company no later than 8:45 A.M., Chicago time, on the proposed Borrowing Date. Competitive Bids which do not conform precisely to the terms of this Section 2.3. may be rejected by the Agent and the Agent shall notify the Bank submitting such Competitive Bid of such rejection by telephone as soon as practicable after determining that the Competitive Bid does not conform precisely to the terms of this Section 2.3. Each Competitive Bid shall refer to this Agreement and specify (x) the maximum principal amount (which shall not be less than $1,000,000 and shall be an integral multiple of $1,000,000) of the Competitive Advance that the Bank is willing to make to the Company,
(y) the Yield (which shall be computed on the basis of a 360-day year and actual days elapsed and for a period equal to the Competitive Bid Interest Period applicable thereto) at which the Bank is prepared to make the Competitive Advance and (z) the Competitive Bid Interest Period applicable thereto. The Agent shall reject any Competitive Bid if such Competitive Bid (i) does not specify all of the information specified in the immediately preceding sentence, (ii) contains any qualifying, conditional, or similar language, (iii) proposes terms other than or in addition to those set forth in the Competitive Bid Request to which it responds, or
(iv) is received by the Agent later than 8:45 A.M., Chicago time. Any Competitive Bid submitted by a Bank pursuant to this Section 2.3 shall be irrevocable and shall be promptly confirmed in writing in the form of Exhibit H attached hereto; provided that in all events the telephonic Competitive Bid received by the Agent shall be binding on the relevant Bank and shall not be altered, modified, or in any manner affected by any inconsistent terms contained in, or missing from, the Bank's Confirmation of Competitive Bid.

      2.4. Notice of Bids. The Agent shall give telephonic notice to the Company not later than 9:15 A.M., Chicago time, on the proposed Borrowing Date of the number of Competitive Bids made, the Yield with respect to each proposed Competitive Advance, the Competitive Bid Interest Period applicable thereto and the maximum principal amount of each Competitive Advance in respect of which a Competitive Bid was made and the identity of the Bank making each bid. The Agent shall send a summary of all Competitive Bids received by the Agent to the Company as soon as practicable after receipt of a Competitive Bid from each Bank that has made a Competitive Bid.

      2.5. Acceptance or Rejection of Bids. The Company may in its sole and absolute discretion, subject only to the provisions of this Section, irrevocably accept or reject, in whole or in part, any Competitive Bid referred to in Section 2.4 above. No later than 9:45 A.M., Chicago time, on the proposed Borrowing Date, the Company shall give telephonic notice to the Agent of whether and to what extent it has decided to accept or reject any or all the Competitive Bids referred to in Section 2.4 above, which notice shall be promptly confirmed in writing to be received by the Agent on the proposed Borrowing Date; provided, however, that (x) no Competitive Bid shall be accepted for a Competitive Advance in a minimum principal amount of less than $1,000,000, (y) the Company shall accept bids solely on the basis of ascending Yields, (z) if the Company declines to borrow, or it is restricted by other conditions hereof from borrowing, the maximum principal amount of Competitive Advances in respect of which bids at such Yield have been made, then the Company shall accept a pro rata portion of each bid made at the same Yield, based as nearly as possible on the ratio of the maximum aggregate principal amounts of Competitive Advances for which each such bid was made (provided that if the available principal amount of Competitive Advances to be so allocated is not sufficient to enable Competitive Advances to be so allocated to each such Bank in a minimum principal amount of $1,000,000 and integral multiples of $1,000,000, the Company shall select which banks will be allocated such Competitive Advances and will round allocations up or down to the next higher or lower multiple of $1,000,000 as it shall deem appropriate), and (w) the aggregate principal amount of all Competitive Bids accepted by the Company shall not exceed the amount contained in the related Confirmation of Competitive Bid Request. A telephonic notice given by the Company pursuant to this Section 2.5 shall be irrevocable and shall not be altered, modified or in any other manner affected by any inconsistent terms contained in, or terms missing from, any written confirmation of such notice.

      2.6. Notice of Acceptance or Rejection of Bid. The Agent shall promptly give telephonic notice to the Banks whether or not their Competitive Bids have been accepted (and if so, in what amount and at what Yield) on the proposed Borrowing Date, and each successful bidder will thereupon become bound, subject to Section 7 and the other applicable conditions hereof, to make the Competitive Advance in respect of which its bid has been accepted. Each Bank so bound shall notify the Agent upon making the Competitive Advance. As soon as practicable on each Borrowing Date, the Agent shall notify each Bank of the Aggregate principal amount of all Competitive Advances made pursuant to a Competitive Bid Request on such Borrowing Date, the Competitive Bid Interest Period(s) applicable thereto and the highest and lowest Yields at which such Competitive Advances were made for each Competitive Bid Interest Period.

      2.7. Restrictions on Competitive Advances. A Competitive Advance shall not be made if an Event of Default or Potential Default shall have occurred and be continuing on the date on which such Competitive Advance is to be made, and no more than 6 Competitive Bids may be requested during any calendar month and the Company may not request Competitive Bids within three Business Days of any other request for Competitive Bids.

      2.8. Minimum Amount. Each Competitive Advance made to the Company on any date shall be in an integral multiple of $1,000,000 and in a minimum aggregate principal amount of $1,000,000. Competitive Advances shall be made in the amounts accepted by the Company in accordance with
Section 2.5.

      2.9. The Competitive Bid Notes. The Competitive Advances made by each Bank to the Company shall be evidenced by a Competitive Note, duly executed on behalf of the Company, dated the date of this Agreement and in substantially the form attached hereto as Exhibit I with the blanks appropriately filled, payable to the order of such Bank in a principal amount of $50,000,000. The outstanding principal balance of each Competitive Advance, as evidenced by a Competitive Note, shall be payable at the end of every Competitive Bid Interest Period applicable to such Competitive Advance. Each Competitive Note shall bear interest from the date of the first Competitive Advance evidenced by such Competitive Note on the outstanding principal balance thereof as set forth in Section 2.10 below. Each Bank shall record on its books or records or on a schedule to its Competitive Note the amount of each Competitive Advance made by it hereunder, all payments of principal and interest and the principal balance from time to time outstanding, and the interest rate and the Competitive Bid Interest Period applicable thereto, provided that prior to transfer of such Competitive Note all such amounts shall be recorded on the schedule to such Competitive Note. The record thereof, whether shown on such books or records or on the schedule to the Competitive Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of any Bank to record any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all Competitive Advances made hereunder together with accrued interest thereon.

      2.10. Term of and Interest on Competitive Advances. Each Competitive Advance shall bear interest during the Competitive Bid Interest Period applicable thereto at a rate per annum equal to the rate of interest offered in the Competitive Bid therefor submitted by the Bank making such Competitive Advance and accepted by the Company pursuant to
Section 2.5. above. The principal amount of each Competitive Advance, together with all accrued interest thereon, shall be due and payable on the last day of the Competitive Bid Interest Period applicable thereto.
If any payment of principal or interest on any Competitive Advance is not made when due, such Competitive Advance shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date such payment was due until paid in full, payable on demand, at a rate per annum equal to the sum of 2% plus the rate of interest in effect thereon at the time of such default until the end of the Competitive Bid Interest Period then applicable thereto, and, thereafter, at a rate per annum equal to the sum of 2% plus the Base Rate from time to time in effect.

      2.11.  Disbursement of Competitive Advances.

      (a) Subject to the provisions of Section 7 hereof, the proceeds of each Competitive Advance shall be made available to the Company at the principal office of the Agent in Chicago, Illinois, in immediately available funds. Not later than 12:00 Noon, Chicago time, on the date specified for any Competitive Advance to be made hereunder, each Bank which is bound to make such Competitive Advance pursuant to Section 2.6 hereof shall make its portion of such Competitive Advance available to the Company in immediately available funds at the principal office of the Agent in Chicago, Illinois.


      (b) Unless the Agent shall have been notified by a Bank no later than Noon, Chicago time, on the proposed Borrowing Date and receipt of such notice has been acknowledged by the Agent (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Competitive Advance available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business Day). Nothing in this
Section 2.11(b) shall be deemed to permit any Bank to breach its obligations to make Competitive Advances hereunder, or to limit the Company's claims against any Bank for such breach.

      2.12. Reliance on Telephonic Notices; Indemnity. (a) The Company agrees that the Agent may rely on any telephonic notice referred to in this Section 2 and given by any person the Agent reasonably believes is authorized to give such notice without the necessity of independent investigation, and in the event any such telephonic notice conflicts with any written confirmation thereof, or in the event written confirmation of any such notice is not received by the Agent, such telephonic notice shall govern if the Agent or any Bank has acted in reliance thereon. The Agent's books and records shall be prima facie evidence of all of the matters set forth in Sections 2.2, 2.3, 2.4., 2.5 and 2.6 hereof.

      (b) The Company hereby agrees to indemnify and hold the Agent harmless from and against any and all claims, damages, losses, liabilities or expenses, including court costs and legal expenses, paid or incurred by the Agent in connection with any action the Agent may take, or fail to take, in reliance upon and in accordance with any telephonic or telecopied notice received by the Agent as described in this Section 2.

      (c) The Banks hereby agree to indemnify and hold the Agent harmless from and against any and all claims, damages, losses, liabilities and expenses, including court costs and legal expenses, paid or incurred by the Agent in connection with any action the Agent may take, or fail to take, in reliance upon and in accordance with any telephonic notice received by the Agent as described in this Section 2, to the extent the Agent is not promptly reimbursed therefor by the Company.

      2.13. Telephonic Notice. Each Bank's telephonic notice to the Agent of its Competitive Bid pursuant to Section 2.3, and the Company's telephonic acceptance of any offer contained in a Competitive Bid pursuant to Section 2.5, shall be irrevocable and binding on such Bank and the Company, as applicable, and shall not be altered, modified, or in any other manner affected by any inconsistent terms contained in, or missing from, any written confirmation of such telephonic notice. It is understood and agreed by the parties hereto that the Agent shall be entitled to act, or to fail to act, hereunder in reliance on its records of any telephonic notices provided for herein and that the Agent shall not incur any liability to any Person in so doing if its records conflict with any written confirmation of a telephone notice or otherwise, provided that the Agent has acted, or failed to act, in good faith. It is further understood and agreed by the parties hereto that the times of day as set forth in this Section 2 are for the convenience of all the parties for providing notices and that no party shall incur any liability or other responsibility for any failure to provide such notices within the specified times; provided, however, that the Agent shall have no obligation to notify the Company of any Competitive Bid received by it later than 8:45 A.M., Chicago time, on any proposed Borrowing Date, and no acceptance by the Company of any offer contained in a Competitive Bid shall be effective to bind any Bank to make a Competitive Advance, nor shall the Agent be under any obligation to notify any Person of an acceptance, if notice of such acceptance is received by the Agent later than 9:45 A.M., Chicago time, on the proposed Borrowing Date.

3.    FEES, PREPAYMENTS, REDUCTIONS, AND TERMINATIONS.

      3.1. Facility Fee. (a) For the period from the date hereof to and including the Termination Date or such earlier date on which the Revolving Credit is terminated in whole pursuant to Section 3.4 hereof, the Company shall pay to the Agent for the pro rata account of the Banks a facility fee at the rate of 3/16 of 1% per annum (computed on the basis of a year of 360 days and actual days elapsed) on the Banks' Base Commitments hereunder for all Banks, such fee to be payable quarterly in arrears on the last Business Day of each March, June, September and December commencing with the first such date occurring after the date hereof unless the Revolving Credit is terminated in whole by the Banks or the Company on an earlier date, in which event the facility fee for the final period shall be paid on the date of such earlier termination in whole.

      (b) For the period from the date hereof to and including the Termination Date or such earlier date on which the Revolving Credit is terminated in whole pursuant to Section 3.4 hereof, the Company shall pay to the Agent for the pro rata account of the Banks a facility fee at the rate of (i) 3/16 of 1% per annum (computed on the basis of a year of 360 days and actual days elapsed) on the Banks' Excess Commitment hereunder for all Banks during each Excess Commitment Period occurring during the term hereof and (ii) 1/8% per annum (computed on the basis of a year of 360 days and actual days elapsed) at all times other than during any such Excess Commitment Period, of the Banks' Excess Commitments for all Banks, such fee to be payable quarterly in arrears on the last Business Day of each March, June, September and December commencing with the first such date occurring after the date hereof unless the Revolving Credit is terminated in whole by the Banks or the Company on an earlier date, in which event the facility fee for the final period shall be paid on the date of such earlier termination in whole.

      3.2. Agent's Fee. The Company shall pay to and for the sole account of the Agent fees in the amounts and at the times agreed upon by the Company and the Agent. Such fee payments shall be in addition to any fees and charges the Agent may be entitled to receive under Section 11 hereof or under the other Loan Documents.

      3.3. Optional Prepayments. (a) The Company shall have the privilege of prepaying any Base Rate Loan without premium or penalty and in whole or in part (but if in part, then in a principal amount of $2,000,000 or an integral multiple of $200,000 in excess thereof) at any time upon prior telex or telephonic notice prior to 10:00 A.M. Chicago time to the Agent.

      (b) The Company may prepay any Eurodollar Loan, upon two Business Days prior notice, but only on the last day of the Interest Period applicable thereto; provided however, that any such prepayment shall be in a principal amount of no less than $5,000,000 or such greater amount which is an integral multiple of $1,000,000 and after giving effect to any such prepayment the outstanding principal amount of any such Eurodollar Loan prepaid in part shall not be less than $5,000,000 or such greater amount which is an integral multiple of $1,000,000. Any such prepayment shall be effected by payment of the principal amount to be prepaid and accrued interest thereon to the end of the Interest Period applicable to such Loan, plus any amount payable under Section 10.4 hereof.

      (c)   The Company may not prepay any Competitive Advance.

      (d) Any prepayments of loans under the Revolving Credit made pursuant to this Section shall be applied first to prepay loans outstanding under the Excess Credit and then to loans outstanding under the Base Credit.

      3.4. Termination By Company. The Company shall have the option at any time to terminate the Revolving Credit in whole or in part (but if in part in a minimum amount of $5,000,000 or such greater amount as is an integral multiple of $1,000,000) upon 30 days written notice to the Agent. Any such termination in part shall also proportionately reduce each Bank's Base Commitment and each Bank's Excess Commitment under this Agreement. Upon such termination, Loans and Reimbursement Obligations outstanding hereunder in an aggregate principal amount equal to the amount by which all Loans and Reimbursement Obligations then outstanding exceed the Revolving Credit in effect after such termination will become due and payable on the effective date of such termination without notice to the Company, notwithstanding anything to the contrary contained herein or in the Notes.

      3.5. Mandatory Prepayment-Commitment Reduction. In the event that the aggregate principal amount of all loans and Competitive Advances plus the amount then available to be drawn under all L/C's outstanding plus the amount of all B/A's outstanding hereunder at any time during the term of this Agreement exceeds the amount of the Banks' Commitments then in effect, the Company will make such payments on any outstanding loans and pledge and deliver to the Agent for the benefit of the Banks cash collateral in an amount equal to the aggregate amount of all outstanding Competitive Advances and Reimbursement Obligations to the extent necessary to eliminate such excess within 3 days after the occurrence thereof.

4.    PLACE AND APPLICATION OF PAYMENTS.

      All payments of principal, interest and fees made by the Company in respect of the Notes shall be made to the Agent at its office at 111 West Monroe Street, Chicago, Illinois 60690, and in funds there current, for the ratable benefit of the Banks and any other holder of the Notes no later than 11:00 A.M. Chicago time on the date such payment is due or as the Banks may otherwise direct. Any payments received after 11:00 A.M. Chicago time (or after the time the Banks may otherwise direct) shall be deemed received upon the following Business Day. The Agent shall remit to each Bank its proportionate share of each payment of principal, interest and fees received by the Agent by 3:00 P.M. Chicago time on the same day of its receipt and its proportionate share of each such payment received by the Agent after 11:00 A.M. on the Business Day following its receipt by the Agent. The Company hereby authorizes Harris to automatically debit its account with Harris for any principal, interest and fees when due under the Notes or this Agreement and to transfer the amount so debited from such account to the Agent for application as herein provided. All proceeds of Collateral shall be applied in the manner specified in the applicable Pledge Agreement.

5.    DEFINITIONS.

          The terms hereinafter set forth when used herein shall have the following meanings:

      5.1. The term "Affiliate" shall mean any person, firm or corporation which, directly or indirectly controls, or is controlled by, or is under common control with, the Company. As used in this Section 5.1 the term "controls" (including the terms "controlled by" and "under common control with") shall have the meaning given in Section 5.17.

      5.2. The term "Adjusted Eurodollar Rate" has the meaning specified in Section 1.3(b) hereof.

      5.3.  The term "B/A Agreement" has the meaning specified in Section
1.4 hereof.

      5.4. The terms "Banks' Commitment" and "Bank's Commitment" shall have the meanings set forth in Section 1.1 hereof.

      5.5. The term "Banking Day" shall mean a day on which banks are open for business in London, England and Chicago, Illinois and other than a Saturday or Sunday and dealing in United States Dollar deposits in London, England and Nassau, Bahamas.

      5.6. The terms "Base Rate Loan" and "Base Rate Loans" shall mean an advance or advances made hereunder bearing interest as provided in Section 1.3(a) hereof.

      5.7. The term "Business Day" shall mean any day, except Saturday or Sunday, on which banks are generally open for business in Chicago, Illinois and Detroit, Michigan.

      5.8. The term "Collateral" shall mean all collateral security provided to the Agent for the benefit of the Banks pursuant to all Pledge Agreements.

      5.9. The term "Competitive Advance" shall mean an advance from a Bank to the Company pursuant to the binding procedures described in
Section 2 hereof.

      5.10. The term "Competitive Bid" shall mean an offer by a Bank to make a Competitive Advance pursuant to Section 2 hereof.

      5.11. The term "Competitive Bid Interest Period" shall mean as to any Competitive Advance the period commencing on the day on which a Competitive Advance is made and ending on the date on which such Competitive Advance is scheduled to mature.

      5.12. The term "Competitive Bid Request" shall mean a request made by the Company pursuant to Section 2.2 hereof.

      5.13. The term "Competitive Note" shall mean a promissory note of the Company delivered to a Bank pursuant to Section 2.9, and the term "Competitive Notes" shall mean all such promissory Notes collectively.

      5.14. The term "Consolidated Net Working Capital" shall mean the excess for all Qualified Affiliates, the Company and its Consolidated Subsidiaries of its Current Assets over its Current Liabilities (including without limitation amounts borrowed and outstanding hereunder), all as determined and computed in accordance with generally accepted accounting principles consistently applied.

      5.15. The term "Consolidated Tangible Net Worth" shall mean the amount of capital stock accounts (less the amount of any treasury stock) plus (or minus in the case of a deficit) the amount of surplus and retained earnings accounts, appropriately adjusted (without duplication) to reflect reserves maintained under FASB Number 52, of all Qualified Affiliates, the Company and its Consolidated Subsidiaries, and minus the total amount of all intangible assets of all Qualified Affiliates, the

Company and its Consolidated Subsidiaries (including, without limitation, unamortized debt discount and expense, trade names, trademarks, patents, copyrights, deferred charges and goodwill) and minus all minority interests in any Consolidated Subsidiaries without duplication of deductions if already deducted in arriving at retained earnings and surplus, all as determined in accordance with generally accepted accounting principles consistently applied.

      5.16. The term "Consolidated Total Capital" shall mean the sum of Consolidated Tangible Net Worth plus Funded Debt plus all items which in accordance with generally accepted accounting principles consistently applied may be properly classified as deferred income taxes of all Qualified Affiliates, the Company and its Consolidated Subsidiaries.

      5.17. The term "Control" or "Controlled By" or "Under Common Control" shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of voting securities, by contract or otherwise); provided that, in any event any Person which beneficially owns, directly or indirectly, 10% or more (in number of votes) of the securities having ordinary voting power for the election of directors of a corporation shall be conclusively presumed to control such corporation.

      5.18. The term "Current Assets" of any Person shall mean the aggregate amount of assets of such Person which in accordance with generally accepted accounting principles may be properly classified as current assets after deducting adequate reserves where proper.

      5.19. The term "Current Liabilities" of any Person shall mean (i) all Debt (and, with respect to the Company, including without limitation the Company's indebtedness under this Agreement and the Notes and all Debt of its Consolidated Subsidiaries, all Qualified Affiliates) of such Person due on demand or within one year from the date of determination thereof; and (ii) all other items (including taxes accrued as estimated) which, in accordance with generally accepted accounting principles, may be properly classified as current liabilities.

      5.20. The term "Debt" of any Person shall mean as of any time the same is to be determined, the aggregate of (i) all liabilities, reserves and any other items which would be classified as a liability on a balance sheet in accordance with generally accepted accounting principles, (ii) all Guaranties, endorsements (other than any liability arising out of the endorsement of items for deposit or collection in the ordinary course of business) and other contingent obligations in respect of, or any obligations to purchase or otherwise acquire, indebtedness of others, and the aggregate amount of rentals or other consideration payable under all leases and other agreements for the use, acquisition or retention of real or personal property of a nature such that payments due thereunder may under generally accepted accounting principles in effect on the date hereof be included in a balance sheet of the lessee and must be capitalized, (iii) all indebtedness and liabilities secured by any lien or any security interest on any Property or assets of such Person, whether or not the same would be classified as a liability on a balance sheet, but excluding all general contingency reserves and reserves for deferred income taxes and investment credit, and with respect to Debt of the Company, all computed and determined on a consolidated basis for all Qualified Affiliates, the Company and its Subsidiaries after the elimination of intercompany items in accordance with generally accepted accounting principles consistently applied.

      5.21. The term "Domestic Consolidated Subsidiary" shall mean any Domestic Subsidiary whose accounts are consolidated with those of the Company in accordance with generally accepted accounting principles.

      5.22. The term "Domestic Subsidiary" shall mean any Subsidiary organized and existing under the laws of any state of the United States or the District of Columbia.


      5.23.  The term "Euro-Interest Period" has the meaning specified in
Section 1.3(b) hereof.

      5.24. The term "Eurodollar Loan" or "Eurodollar Loans" shall mean an advance or advances made hereunder bearing interest as specified in
Section 1.3(b) hereof.

      5.25.  The term "Eurodollar Margin" has the meaning specified in
Section 1.3(b) hereof.

      5.26.  The term "Eurodollar Rate" has the meaning specified in
Section 1.3(b) hereof.

      5.27. The term "Event of Default" shall mean any event or condition identified as such in Section 9.l hereof, and the term "Potential Default" shall mean any event or condition which, with the lapse of time, or giving of notice, or both, would constitute such an Event of Default.

      5.28. The term "Excess Commitment Period" is defined in Section 1.1(e) hereof.

      5.29. The term "Funded Debt," with respect to any Person shall mean all Debt of such Person and with respect to the Company shall mean the sum of the amount of the Base Credit in effect from time to time (whether or not any Loans, B/As or L/Cs are outstanding hereunder) plus all Debt, other than the Company's indebtedness under this Agreement and the Notes, of all Qualified Affiliates, the Company and its Consolidated Subsidiaries, in each case maturing by its terms more than one year after, or which is renewable or extendable at the option of such Person for a period ending one year or more after the date of determination, and shall include Debt of such maturity created, assumed or guaranteed by such Person either directly or indirectly, including obligations of such maturity secured by liens upon Property of such Person and upon which such entity customarily pays the interest, and all rental payments under capitalized leases of such maturity, except the Subordinated Debt (as defined in Section 8.14(k) of this Agreement).

      5.30. The term "Guarantor Subsidiary" shall mean any Domestic Consolidated Subsidiary that has executed and delivered to the Banks a Subsidiary Guaranty.

      5.31. The term "Guaranty" shall mean all endorsements, guaranties, and all other obligations, contingent or otherwise, which in effect guaranty any indebtedness, dividend or other obligation of any other Person in any manner, whether by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of working capital or other balance sheet covenants or conditions, or by way of stock purchase, capital contribution, advances or loans, but excluding endorsements and guaranties in the ordinary course of business of negotiable instruments for deposit and collection.

      5.32. The term "Interest Period" shall mean any of the Base Rate Interest Period or the Euro-Interest Period, unless the context in which such term is used otherwise requires.

      5.33. The term "Inventory" shall mean all raw materials, work in process, finished goods, and goods held for sale or lease or furnished or to be furnished under contracts of service in which the Company now has or hereafter acquires any right.

      5.34.  The term "L/C Agreement" has the meaning specified in Section
1.5 hereof.


      5.35. The terms "Loan" or "Loans" shall mean Base Rate Loans and Eurodollar Loans, unless the context in which such term is used otherwise requires, and the term "type" of Loan shall mean each of the foregoing Loans.

      5.36. The term "Loan Documents" shall mean this Agreement, the Notes, the B/A Agreement, the Pledge Agreements, the Subsidiary Guaranties and the L/C Agreements.

      5.37. The terms "Note" and "Notes" shall mean any Revolving Credit Note or Revolving Credit Notes and any Competitive Note or Competitive Notes.

      5.38. The term "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, cooperative association, institution, entity, party or government (whether national, federal, state, provincial, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

      5.39. The term "Pledge Agreement" shall mean any Pledge Agreement substantially in the form of Exhibit E attached hereto executed and delivered by the Company to the Banks and the term "Pledge Agreements" shall mean all such Pledge Agreements.

      5.40. The term "Property" shall mean any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

      5.41. The term "Qualified Affiliate" shall mean any partnership in which the Company is a general partner or any other joint venture in which the Company has an equity interest and which satisfies all of the following requirements:

      (a) it is organized and existing under the laws of any state of the United States or the District of Columbia;

      (b)  it is controlled by the Company;

      (c) its accounts are consolidated with those of the Company in accordance with generally accepted accounting principles;

      (d) it is a party to a Qualified Credit Agreement with the Company and has issued its Qualified Promissory Note to the Company thereunder; and

      (e) its Qualified Promissory Note and Qualified Credit Agreement shall be assigned and pledged to the Agent for the benefit of the Banks pursuant to a Pledge Agreement executed and delivered by the Company and with respect to which the Agent shall have received a legal opinion of counsel to the Company acceptable in form and substance to the Agent.

      5.42. The term "Qualified Credit Agreement" shall mean any written agreement between the Company and any partnership in which the Company is a partner or other joint venture in which the Company has an equity interest and which provides for loans and advances to be made by the Company to such partnership or joint venture and for the repayment of such loans and advances to the Company upon demand or on such other terms and conditions as shall be acceptable to the Required Banks, but in no event later than the Termination Date.

      5.43. The term "Qualified Promissory Note" shall mean a promissory note of a partnership in which the Company is a general partner or other joint venture in which the Company has an equity interest issued pursuant to a Qualified Credit Agreement to evidence such partnership's or joint venture's indebtedness to the Company thereunder and which is payable to the order of the Company, expressed to be payable on demand or on such other terms as shall be acceptable to the Required Banks, but in no event later than the Termination Date, which expressly states that it may be pledged to the Agent for the benefit of the Banks as collateral security for the Notes of the Company issued under this Agreement and that it may be declared immediately due and payable by the Agent upon realizing thereon, and which is otherwise acceptable in form and substance to the Required Banks.

      5.44. The term "Reimbursement Obligation" shall have the meaning specified in Section 1.6 hereof.

      5.45. The term "Required Banks" shall mean, with respect to this Agreement, any Bank or Banks which in the aggregate hold at least 66-2/3% of the aggregate unpaid principal balance of the Revolving Credit Notes or, if no Loans are outstanding under the Revolving Credit Notes, any Bank or Banks in the aggregate having at least 65% of the Banks' Commitments.

      5.46.  The term "Reserve Percentage" has the meaning specified in
Section 1.3(b) hereof.

      5.47. The terms "Revolving Credit Note" and "Revolving Credit Notes" have the meanings specified in Section 1.2 hereof.

      5.48. The term "Subsidiary" shall mean collectively any corporation or other entity at least a majority of the outstanding voting shares of which is at the time owned directly or indirectly by any Qualified Affiliate, the Company and/or its Subsidiaries. The term "Consolidated Subsidiary" shall mean any Subsidiary whose accounts are consolidated with those of the Company in accordance with generally accepted accounting principles.

      5.49. The term "Subsidiary Guaranty" shall mean any Guaranty Agreement substantially in the form attached hereto as Exhibit D executed and delivered by a Subsidiary to the Banks and the term "Subsidiary Guaranties" shall mean all such Guaranty Agreements.

      5.50.  The term "Termination Date" has the meaning specified in
Section 1.1(a) hereof.

      5.51. The term "Yield" shall mean the effective rate of interest to the Company specified in a Competitive Bid with regard to a proposed Competitive Advance.

      5.52. Any accounting term or the character or amount of any asset or liability or item of income or expense or any consolidation or other accounting computation required to be determined under this Agreement, shall be determined or made in accordance with generally accepted accounting principles at the time in effect, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement. If there should be any material change in generally accepted accounting principles after the date hereof which materially affects the financial covenants in this Agreement, the Parties hereto shall negotiate in good faith to revise such covenants.

6.    REPRESENTATIONS AND WARRANTIES.

          The Company represents and warrants to the Banks as follows:

      6.1. Organization and Qualification. The Company is a corporation duly organized and existing under the laws of the state of Delaware, has full and adequate corporate power to carry on its business as now conducted, is duly licensed or qualified in all jurisdictions wherein the nature of its activities requires such licensing or qualifying, has full right and authority to enter into this Agreement and the other Loan Documents, to make the borrowings herein provided for, to issue the Notes in evidence thereof, and to perform each and all of the matters and things herein and therein provided for; and this Agreement does not, nor does the performance or observance by the Company or its Subsidiaries of any of the matters or things provided for in the Loan Documents, contravene any provision of law or any charter or by-law provision or any covenant, indenture or agreement of or affecting the Company or its Subsidiaries or any of their respective properties.

      6.2. Subsidiaries. Each Domestic Subsidiary is wholly-owned by the Company (except for directors' qualifying shares), is duly organized and existing under the laws of the jurisdiction of its incorporation, has full and adequate corporate power to carry on its business as now conducted and is duly licensed or qualified in all jurisdictions wherein the nature of its business requires such licensing or qualification. As of the date hereof, the Company's only Domestic Subsidiaries are DEKALB Poultry Research, Inc., a Delaware corporation, DEKALB Poultry Enterprises, Inc., a Delaware corporation, DEKALB Swine Breeders, Inc., a Delaware corporation, Algona Swine Genetics, Inc., a Delaware corporation, DEKALB Holdings, Inc., a Delaware corporation, and DEKALB Foreign Sales Corporation, a Virgin Island Corporation.

      6.3. Financial Reports. The Company has heretofore delivered to the Banks a copy of the Audit Report as of August 31, 1991, of the Company and the Subsidiaries and the audited consolidated and consolidating financial statements (including a balance sheet and profit and loss statement) of the Company and its Subsidiaries as of, and for the period ending August 31, 1991. Such financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent, except as otherwise noted therein, with that of the previous fiscal year or period and fairly reflect the financial position of the Company and its Consolidated Subsidiaries as of the dates thereof, and the results of their operations for the periods covered thereby. The Company and the Subsidiaries have no material known contingent liabilities other than as indicated on said financial statements and since said date of August 31, 1991, there has been no material adverse change in the condition, financial or otherwise, of the Company or its Subsidiaries nor any changes, except those occurring in the ordinary course of business or disclosed to the Bank, prior to the date of this Agreement. The Company has disclosed to the Banks in writing any and all facts known to the Company and which the Company believes materially and adversely affect the business, operations and condition, financial and otherwise, of the Company and its Subsidiaries and the Company's and its Subsidiaries' ability to perform their respective obligations under the Loan Documents.

      6.4. Litigation; Tax Returns; Approvals. There is no litigation or governmental proceeding pending, nor to the knowledge of the Company threatened, against the Company, or any Subsidiary for which there is a reasonable possibility of an adverse determination, which such adverse determination would result in any material adverse change in the properties, business or operations of the Company or any Subsidiary. All United States federal income tax returns for the Company and its Subsidiaries required to be filed have been filed on a timely basis, and all amounts required to be paid as shown by said returns have been paid. There are no pending or threatened objections to or controversies in respect of the United States federal income tax returns of the Company and its Subsidiaries for any fiscal year, for which there is a reasonable possibility of an adverse determination, which such adverse determination would result in any material adverse change in the properties, business or operations of the Company of any Subsidiary. No authorization, consent, license, exemption or filing or registration with any court or governmental department, agency or instrumentality, is or will be necessary to the valid execution, delivery or performance by the Company and the Subsidiaries of the Loan Documents.


      6.5. Regulation U. The Company will use the proceeds of each loan and other extension of credit by the Banks hereunder only for general corporate purposes. The Company and its Subsidiaries are not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) and no part of the proceeds of any loan hereunder will be used to purchase or carry any margin stock or to extend credit to others for such a purpose.

      6.6. No Default. As of the date of this Agreement, the Company is in full compliance with all of the terms and conditions of this Agreement, and no Potential Default or Event of Default is existing under this Agreement.

      6.7. ERISA. The Company and each Subsidiary are in compliance in all material respects with the Employee Retirement Income Security Act of 1974 to the extent applicable to them and have received no notice to the contrary from the Pension Benefit Guaranty Corporation or any other governmental entity or agency.

      6.8. Liens. There are no security interests, liens or encumbrances on any of the Property of the Company, or any Domestic Subsidiary except such as are permitted by Section 8.13 hereof.

7.    CONDITIONS PRECEDENT.

      The obligation of the Banks to make any loan under the Revolving Credit, Harris' obligation to create any B/A or issue any L/C pursuant hereto and each Bank's obligation to make any Competitive Advance pursuant to Section 2.6 hereof shall be subject to the following conditions precedent:

      7.1. General. With respect to any loan, Competitive Advance, L/C or B/A, the Agent shall have received the notice and the Notes hereinabove provided for.

      7.2. Conditions to Initial Loan. Prior to the initial loan hereunder, the creation of the initial B/A hereunder, the issuance of the initial L/C hereunder, or the initial Competitive Advance hereunder the Company shall have delivered to the Agent in sufficient counterparts for distribution to the Banks:

      (a) an executed B/A Agreement substantially in the form of Exhibit B attached hereto;

      (b) an executed Guaranty Agreement substantially in the form of Exhibit D attached hereto from each Domestic Consolidated Subsidiary.

      7.3. Conditions to Each Loan. As of the time of the making or reborrowing of each loan and Competitive Advance hereunder, the creation of each B/A and the issuance of each L/C (including the initial loan, Competitive Advance, B/A and L/C):

      (a) each of the representations and warranties set forth in Section 6 hereof shall be and remain true and correct as of said time, except that the representations and warranties made under Section 6.3 shall be deemed to refer to the most recent financial statements furnished to the Agent pursuant to Section 8.4 hereof; and

      (b) the Company shall be in full compliance with all of the terms and conditions hereof, and no Potential Default or Event of Default shall have occurred and be continuing;

and the notice by the Company that any loan be made or relent (including the notice deemed automatically given under Section 1.8(b)), as the case may be, any B/A be created or any L/C be issued pursuant hereto and the request by the Company for Competitive Bids pursuant to Section 2.2 hereof shall be and constitute a warranty to the foregoing effects.

      7.4. Execution and Delivery. Legal matters incident to the execution and delivery of the Loan Documents shall be satisfactory to the Banks and their legal counsel; and prior to the initial loan, Competitive Advance, B/A or L/C hereunder, the Agent shall have received the favorable written opinion of counsel for the Company, in the form of Exhibit J and in substance satisfactory to the Banks and their legal counsel.

      7.5. Legal Documents. The Agent shall have received copies (executed or certified, as may be appropriate) of all legal documents or proceedings taken in connection with the execution and delivery of the Loan Documents to the extent the Banks or their legal counsel may reasonably request.

      7.6. Regulation U. After applying the proceeds of each Loan, Competitive Advance, B/A or L/C requested by the Company hereunder, not more than 25% of the value of the Company's assets subject to the restrictions set forth in Sections 8.13 and 8.16 hereof constitute "margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

8.    COVENANTS.

      It is understood and agreed that so long as credit is in use or available under this Agreement or any amount remains unpaid on any Note, Competitive Advance or Reimbursement Obligation, except to the extent compliance in any case or cases is waived in writing by the Required Banks:

      8.1. Maintenance of Property. The Company will, and will cause each Qualified Affiliate and each Subsidiary to, keep and maintain all of its Properties necessary or useful in its business in good condition, and make all necessary renewals, replacements, additions, betterments and improvements thereto; provided, however, that nothing in this Section shall prevent the Company, any Qualified Affiliate or any Subsidiary from discontinuing the operation and maintenance of any of its Properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business and not disadvantageous in any material respect to the Banks as holders of the Notes.

      8.2. Taxes. The Company will, and will cause each Qualified Affiliate and each Subsidiary to, duly pay and discharge all taxes, governmental assessments, governmental fees and governmental charges upon or against the Company, such Qualified Affiliate or such Subsidiaries or against its properties in each case before the same becomes delinquent and before penalties accrue thereon unless and to the extent that the same is being contested in good faith and by appropriate proceedings.

      8.3. Maintenance of Insurance. The Company will, and will cause each Qualified Affiliate and each Subsidiary to, self-insure (so long as such self-insurance is administered in accordance with sound business practices) or keep insured by financially sound and reputable insurers all property of a character usually insured by corporations engaged in the same or similar business similarly situated against loss or damage of the kinds and in the amounts customarily insured against by such corporations and carry such other insurance as is usually carried by corporations engaged in the same or a similar business similarly situated, and, upon request of the Agent, promptly supply a description in reasonable detail of the risks against which such self-insurance is maintained, the amounts thereof and such other information as the Agent shall request.


      8.4. Financial Reports. The Company will furnish with reasonable promptness to the Banks and their duly authorized representatives such information respecting the business and financial condition of the Company, its Subsidiaries, its Qualified Affiliates and as may be reasonably requested and, without any request, will furnish to each Bank:

      (a) as soon as available, and in any event within 45 days after the close of each monthly fiscal period of the Company (except that the report for the last monthly fiscal period in each fiscal year of the Company shall be submitted at the same time as the Company's form 10-K is submitted pursuant to 8.4(b)), three copies of the consolidated balance sheet, profit and loss statement, statement of earnings, shareholders' equity and changes in financial position for such monthly period and the year to date of the Company, each Qualified Affiliate and each Consolidated Subsidiary, and for the corresponding periods of the preceding fiscal year setting forth in each case in comparative form the corresponding figures for the comparable period in the preceding fiscal year, all in reasonable detail, prepared by the Company and certified to by the Company's chief financial officer, together with the consolidated financial report of the Company, the Consolidated Subsidiaries, the Qualified Affiliates and that is currently prepared as document 9P/CE of the Company (together with any similar substitute or replacement document if and when document 9P/CE is no longer prepared by the Company, herein called the "9P/CE Report");

      (b) promptly upon their becoming available, copies of all registration statements and regular periodic reports, if any, which the Company shall have filed with the Securities and Exchange Commission or any governmental agency substituted therefor, or any national securities exchange, including copies of the Company's form 10-K annual report, including financial statements prepared and certified by Coopers & Lybrand or other independent public accountants of nationally recognized standing selected by the Company and satisfactory to the Required Banks, and its form 10-Q quarterly report to the Securities and Exchange Commission;

      (c) promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed;

      (d) from time to time such other information regarding the business affairs and financial condition of the Company, the Qualified Affiliates and the Subsidiaries and each other firm or company in which the Company has a material investment (directly or indirectly) as any Bank (through the Agent) may reasonably request for purposes of this Agreement; and

      (e) each of the financial statements furnished to the Banks pursuant to paragraphs (a) and (b) above shall be accompanied by a written statement of the Company signed by its chief financial officer: (i) to the effect that the signer thereof has re-examined the terms and provisions of the Loan Documents and that to the best of his knowledge and belief no Potential Default or Event of Default has occurred during the period covered by such statements or, if any such Potential Default or Event of Default has occurred during such period, setting forth the description of such Potential Default or Event of Default and specifying the action, if any, taken by the Company to remedy the same; and (ii) setting forth the information and computations (in sufficient detail) required to establish whether the Company was in compliance with the requirements of Sections 8.8, 8.9, 8.10, 8.11, 8.12 and 8.22 during the period covered by the financial statements then being furnished.

      8.5. Inspection. The Company shall permit the Agent, by its representatives and agents, to inspect any of the Properties, corporate books and financial records of the Company, each Qualified Affiliate and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Company, each Qualified Affiliate and each Subsidiary, and to discuss the affairs, finances and accounts of the Company, and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent may designate.

      8.6. Consolidation and Merger. The Company will not, and will not permit any Qualified Affiliate or any Subsidiary to, consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the Property of the other Person, or acquire substantially as an entirety the business of any other Person, without the prior written consent of the Required Banks; provided, however, that the foregoing shall not prevent the Company, any Qualified Affiliate or any Subsidiary from being a party to any consolidation or merger if after giving effect thereto:

      a.    either:

            (1) The assets of the Company, Qualified Affiliate or Subsidiary which is merged or consolidated are less than 5% of the Property of the Company, the Qualified Affiliates and the Domestic Subsidiaries taken as a whole, or

            (2) (a) the Company, a Qualified Affiliate or a Subsidiary, as the case may be, is the surviving entity;

                  (b) in the case of a merger or consolidation to which any Qualified Affiliate or any Subsidiary is a party, the surviving entity's accounts are consolidated with those of the Company in accordance with generally accepted accounting principles; and

      b. no Event of Default or Potential Default shall have occurred and be continuing.

      8.7. Transactions with Affiliates. The Company will not, and it will not permit any Qualified Affiliate or any Subsidiary to, enter into any transaction, including without limitation, the purchase, sale, lease or exchange of any Property, or the rendering of any service, with any Affiliate of the Company except in the ordinary course of and pursuant to the reasonable requirements of the Company's (and Qualified Affiliates' and Subsidiaries') business and upon fair and reasonable terms no less favorable to the Company than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Company.

      8.8. Consolidated Net Working Capital. The Company will maintain Consolidated Net Working Capital in an amount not less than $45,000,000.

      8.9. Consolidated Tangible Net Worth. The Company will maintain Consolidated Tangible Net Worth in an amount not less than $60,000,000 through December 31, 1992, $65,000,000 through August 31, 1994,
$75,000,000 through August 3, 1995, and $80,000,000 at all times thereafter.

      8.10. Consolidated Funded Debt to Consolidated Total Capital Ratio. The Company will not permit the ratio of Funded Debt of the Qualified Affiliates, the Company and its Consolidated Subsidiaries to Consolidated Total Capital to exceed 0.60 to 1 at any time.

      8.11. Consolidated Current Ratio. The Company will maintain the ratio of the Current Assets of the Qualified Affiliates, the Company and its Consolidated Subsidiaries to the Current Liabilities of the Company and its Consolidated Subsidiaries (the "Current Ratio") at not less than
1.25 to 1.0 at all times during each Excess Commitment Period during the term hereof and 1.40 to 1 at all other times during the term hereof; provided, however, that notwithstanding the foregoing, the Company will maintain a Current Ratio of not less than 1.15 to 1.0 at all times from September 1 through November 30 of each year.

      8.12. Seasonal Clean-Up. For a period, to be designated by the Company, of thirty consecutive days between June 1 and September 30 in each calendar year during the term of this Agreement, the Company shall not permit the aggregate principal amount of all Loans, Competitive Advances, the face amount of all B/As and the undrawn available amounts of all L/Cs outstanding hereunder to exceed the amount of the Base Credit.

      8.13. Negative Pledge. The Company will not, and it will not permit any Qualified Affiliate or any Domestic Subsidiary to, pledge, mortgage or otherwise encumber or subject to or permit to exist upon or be subjected to any lien, charge or security interest of any kind (including any conditional sale or other title retention agreement and any lease in the nature thereof), on any of its Properties of any kind or character at any time owned by the Company, any Qualified Affiliate or any Domestic Subsidiary other than:

      (a) liens, pledges or deposits for workmen's compensation, unemployment insurance, old age benefits or social security obligations, taxes, assessments, statutory obligations or other similar charges, good faith deposits made in connection with tenders, contracts or leases to which the Company, any Qualified Affiliate or any Domestic Subsidiary is a party or other deposits required to be made in the ordinary course of business, provided in each case the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate proceedings and adequate reserves have been provided therefor in accordance with generally accepted accounting principles and that the obligation is not for borrowed money, customer advances, trade payables or obligations to agricultural producers;

      (b) the pledge of Property for the purpose of securing an appeal or stay or discharge in the course of any legal proceedings, provided that the aggregate amount of liabilities of the Qualified Affiliates, the Company and its Domestic Subsidiaries so secured by a pledge of Property permitted under this subsection (b) including interest and penalties thereon, if any, shall not be in excess of $1,000,000 (to be increased incrementally by $1,000,000 on January 15, 1994, and each January 15 thereafter, provided, however, that the Required Banks' consent is required to all additional liens once the aggregate of outstanding liens exceeds $5,000,000) at any one time outstanding;

      (c) liens, pledges, mortgages, security interests or other charges existing on land, equipment and/or buildings to the extent they secure Funded Debt incurred to finance the purchase of such property;

      (d) liens on land, buildings and/or equipment existing at the time of their acquisition or liens to secure the payment of all or any part of the purchase price of such land, buildings and/or equipment or to secure any Funded Debt incurred prior to, at the time of, or within 180 days after the acquisition of such property for the purpose of financing all or any part of the purchase price thereof, provided that any such liens shall not encumber any other Property of the Company, any Qualified Affiliate or any Domestic Subsidiary;

      (e) liens on land, buildings and/or equipment of a corporation existing at the time such corporation is purchased by, merged into or consolidated with the Company or at the time of a sale, lease or other disposition of the land, buildings and/or equipment of a corporation or firm as an entirety or substantially as an entirety to the Company, or a Domestic Subsidiary, provided that any such liens secure only Funded Debt and shall not encumber any other Property of the Company, any Qualified Affiliate or any Domestic Subsidiary;

      (f) any lien created or incurred in connection with leases, mortgages, conditional sales contracts, security interests or arrangements for the retention of title entered into by the Company or any Domestic Subsidiary to secure "industrial development bonds" as defined in Section 103(b)(2) of the Internal Revenue Code of 1986, as amended, and treated as obligations described in legislation similar to the provisions of said Sections of said Code enacted in any State of the United Stated or in Puerto Rico, which are issued to finance property useful and intended to be used in carrying on the business of the Company, provided that upon the creation of any such lien the Company shall incur the Funded Debt secured thereby in conformity with the provisions of Section 8.10;

      (g) liens on goods financed by a trade letter of credit having a term of less than two years issued by any bank for the Company's account to secure the Company's obligation to reimburse such bank for all amounts drawn under the letter of credit issued to finance such goods, provided that the undrawn amount of all such letters of credit outstanding at any time shall not exceed $10,000,000;

      (h) liens described in subsections (d) and (e) of this Section 8.13 which secure indebtedness for borrowed money which is not Funded Debt; provided that the aggregate principal amount outstanding of such indebtedness shall not exceed $2,000,000 at any time;

      (i) liens on Property of the Company, any Domestic Subsidiary, any Qualified Affiliate which secure the Notes;

      (j) liens on Property of any Qualified Affiliate to secure its Qualified Promissory Note;

      (k) agister's liens on Property of any Domestic Subsidary, any Qualified Affiliate.

      8.14. Additional Indebtedness. The Company will not, nor will it permit any Qualified Affiliate or any Domestic Subsidiary to, issue, incur, assume, create or have outstanding any indebtedness for borrowed money (including as such all indebtedness representing the deferred purchase price of property and all contingent liabilities with respect to letters of credit and banker's acceptances) or customer advances, other than:

      (a)  indebtedness of the Company on the Notes;

      (b) the liability of the Company, any Qualified Affiliate or any Domestic Subsidiary arising out of the endorsement for deposit or collection of commercial paper received in the ordinary course of business;

      (c)  indebtedness (i) of the Company to any Guarantor Subsidiary or
(ii) of any Guarantor Subsidiary to the Company or another Guarantor
Subsidiary;

      (d) indebtedness of the Qualified Affiliates, the Company and its Domestic Subsidiaries existing on the date hereof and disclosed to the Banks in the financial statements referred to in Section 6.3 hereof;

      (e)  Funded Debt;

      (f) indebtedness for borrowed money of the Company, provided that such indebtedness is unsecured, and is owed to a bank;

      (g) trade payables of the Company, any Qualified Affiliates or any Domestic Subsidiary incurred in the ordinary course of their respective business;


      (h) indebtedness secured by liens and security interests permitted by Section 8.13 hereof;

      (i) The Company's indebtedness to any bank representing the Company's obligation to reimburse such bank for amounts drawn under any letters of credit having a term of less than two years issued by such bank for the Company's account, provided that the undrawn amount of all such letters of credit outstanding at any time shall not exceed $10,000,000; and

      (j) indebtedness of the Company evidenced by the Company's commercial paper in an aggregate outstanding principal amount which, together with the principal amount of all Loans outstanding hereunder, the face amount of all B/As outstanding hereunder, and the amount available to be drawn under all L/Cs outstanding hereunder shall not exceed the maximum amount of the Banks' Commitments hereunder.

      8.15. Investments, Loans, Advances and Acquisitions. The Company will not, and it will not permit any Qualified Affiliates or any Domestic Subsidiary to, make or retain any investment (whether through the purchase of stock, obligations or otherwise) in or make any loan or advance to, any other Person, other than:

      (a) investments in certificates of deposit having a maturity of one year or less issued by any United States commercial bank having capital and surplus of not less than $100,000,000, including without limitation investments in Eurodollar deposits with branches or offices located outside the United States of any such bank;

      (b) investments made to acquire legal and beneficial ownership of an equity interest in any entity which shall become a Subsidiary or other Affiliate of the Company which is principally engaged in the agricultural industry or in industries which are related to the agricultural industry;

      (c) investments made prior to the date of this Agreement in equity interests in any Subsidiary or other Affiliate of the Company which is principally engaged in the agricultural industry or in industries which are related to the agricultural industry;

      (d) investments in an aggregate amount of up to $10,000,000 made to acquire an equity interest in any entity which is principally engaged in the agricultural industry or in industries which are related to the agricultural industry;

      (e) investments in commercial paper rated A-2 or better by Standard & Poor's Corporation ("S&P") or P-2 or better by Moody's Investor
Services, Inc. ("Moody's") maturing within 270 days of the date of issuance thereof;

      (f) marketable obligations of the United States provided that such obligations have a final maturity of no more than one year from the date acquired by the Company;

      (g) marketable obligations guaranteed by or insured by the United States, or those for which the full faith and credit of the United States is pledged for the repayment of principal and interest thereof; provided that such obligations have a final maturity of no more than one year from the date acquired by the Company;

      (h) participations in loans made by any bank or trust company organized under the laws of the United States of America or any state thereof and having combined capital and surplus of at least $100,000,000 to any corporation organized under the laws of the United States of America or any state thereof having a commercial paper rating of at least A-2 by S&P or P-2 by Moody's, maturing not more than 120 days from the date of acquisition thereof;

      (i) marketable general obligations of a state, a territory or a possession of the United States, or any political subdivision of any of the foregoing, or the District of Columbia, unconditionally secured by the full faith and credit of such state, territory, possession, political subdivision or district provided that such state, territory, possession, political subdivision or district has general taxing authority and the power to levy such taxes as may be required for the payment of principal and interest thereof; provided that such obligations are rated in either of the two top rating categories established by the national rating agencies for such obligations;

      (j) marketable corporate debt securities having an A credit rating by Standard & Poor's Corporation or Moody's Investors Service;

      (k) loans and advances from (i) the Company to any Guarantor Subsidiary, or any Qualified Affiliate pursuant to a Qualified Credit Agreement or (ii) any Guarantor Subsidiary to the Company or any other Guarantor Subsidiary;

      (l) loans and advances from the Company to Domestic Subsidiaries which are not Domestic Consolidated Subsidiaries in an aggregate principal amount outstanding at any time not to exceed $2,000,000;

      (m) loans and advances from the Company and to Subsidiaries which are not Domestic Subsidiaries in an aggregate principal amount outstanding at any time not to exceed $25,000,000;

      (n) loans from the Partnership to the Company (or its affiliates), provided that the unpaid principal amount of the Partnership Note shall be zero;

      (o) investments in banker's acceptances having a maturity of one year or less and accepted by any of the Banks or by any United States commercial bank or any branch or agency located within the United States of any foreign commercial bank in each case having a short-term debt rating by S&P of A-2 or better or P-2 or better by Moody's or long-term debt ratings of A or better by S&P or A or better by Moody's;

      (p) investments in bonds or notes having a short-term debt rating of A-2 or better by S&P or P-2 or better by Moody's or a long-term debt rating of A or better by Moody's or A or better by S&P issued by a corporation organized under the laws of any State or by a State or political subdivision thereof if such bonds or notes allow the holder thereof to require that they be repurchased upon no more than 30 days notice by the holder thereof at a price of no less than the unpaid principal balance thereof plus accrued interest thereon to the purchase date;

      (q) mutual funds which invest solely in investments described in subsections (a), (e), (f), (g), (h), (i), (o), (p) and (t) of this Section 8.15;

      (r) investments in Harris' Corporate Asset Management Program, Continental Bank's Short Term Asset Management program, and a comparable NBD Bank program, and any comparable successor programs;

      (s) investments not otherwise permitted by this Section 8.15 in debt instruments having a short-term debt rating of A-2 or better by Moody's or P-2 or better by S&P or a long-term debt rating of A or better by Moody's or A or better by S&P and which mature no more than 150 days from the date of the Company's investment therein, provided that the aggregate principal amount of all such investments shall not exceed $5,000,000 at any time;

      (t) repurchase, reverse repurchase agreements and security lending agreements collateralized by marketable obligations of the United States, provided that the Company or Subsidiary, as the case may be, which is a party to such arrangement shall hold (individually or through an agent) all securities relating thereto during the entire term of each such arrangement; and

      (u) investments in auction rate and money market preferred stock on which the dividend rate is reset not less frequently than once every 49 days, and in remarketable preferred stock on which the dividend rate is reset not less frequently than once every 49 days and which has a 7-day roll-over option following the initial 49-day period, in each case issued by a corporation organized under the laws of any of the states and having a long-term debt rating of A or better by Moody's or A or better by S&P or a short-term debt rating of A-2 or better by Moody's or P-2 or better by S&P.

      8.16. Sale of Property. The Company will not, and it will not permit any Qualified Affiliate or any Subsidiaries to, sell, lease, assign, transfer or otherwise dispose of (whether in one transaction or in a series of transactions) all or a material part of its Property to any other Person, without the consent of the Required Banks; provided, however, that so long as no Event of Default or Potential Default has occurred and is continuing, this Section shall not prohibit:

      (a) sales of Inventory by the Company, any Qualified Affiliate or any Subsidiary in the ordinary course of business; and

      (b) sales or leases by the Company, any Qualified Affiliate or any Subsidiary of its surplus, obsolete or worn-out machinery and equipment.

      For purposes of this Section, "material part" shall mean 5% or more of the lesser of the book or fair market value of the Property of the Company, the Qualified Affiliates and the Domestic Subsidiaries taken as a whole.

      8.17. Notice of Suit, Adverse Change in Business or Defaults. The Company shall, as soon as possible, and in any event within five (5) days after the Company learns of the following, give written notice to the Banks of (i) any material proceeding(s) being instituted or threatened to be instituted by or against the Company, any Qualified Affiliate or any Subsidiary in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign),
(ii) any material adverse change in the business, Property or condition, financial or otherwise, of the Company, any Qualified Affiliate or any Subsidiary, and (iii) the occurrence of any Potential Default or Event of Default.

      8.18. ERISA. The Company will, and will cause the each Qualified Affiliate and each Subsidiary to, promptly pay and discharge all obligations and liabilities arising under the Employee Retirement Income Security Act of 1974 ("ERISA") of a character which if unpaid or unperformed might result in the imposition of a lien against any of its Property and will promptly notify the Banks of (i) the occurrence of any reportable event (as defined in ERISA) which might result in the termination by the Pension Benefit Guaranty Corporation ("PBGC") of any employee benefit plan covering any officers or employees of the Company, any Qualified Affiliate or any Subsidiary, any benefits of which are, or are required to be, guaranteed by PBGC ("Plan"), (ii) receipt of any notice from PBGC of its intention to seek termination of any such Plan or appointment of a trustee therefor, and (iii) its intention to terminate or withdraw from any Plan. The Company will not, and will not permit any Qualified Affiliate or any Subsidiary to, terminate any such Plan or withdraw therefrom unless it shall be in compliance with all of the terms and conditions of this Agreement after giving effect to any liability to PBGC resulting from such termination or withdrawal.

      8.19. Use of Proceeds. The Company will use the proceeds of all Loans, Competitive Advances and B/A's made or created hereunder, and will request that L/C's be issued hereunder, solely to finance its general corporate requirements and, with regard to proceeds of Loans, to pay principal amount of commercial paper of the Company on its scheduled maturity date, and the Company shall not use any proceeds of the foregoing to make a loan, advance, contribution or otherwise transfer to, or make any investment in, any Subsidiary which is not a Guarantor Subsidiary or any Affiliate which is not a Qualified Affiliate except as provided in
Section 8.15 hereof.

      8.20. Conduct of Business and Maintenance of Existence. The Company, the Qualified Affiliates and the Subsidiaries, taken as a whole, will continue to engage in business of the same general type as now conducted by them, and the Company will preserve, renew and keep in full force and effect, and will cause each Qualified Affiliate and each Subsidiary to preserve, renew and keep in full force and effect their respective corporate existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business, provided, however, that this Section shall not prohibit any transaction (e.g., sale of stock or sale of assets) which, disposes of less than 5% of the lesser of the book or fair market value of the Property of the Company, the Qualified Affiliates and the Domestic Subsidiaries taken as a whole.

      8.21. Domestic Consolidated Subsidiaries to Guaranty Debt. The Company shall cause each Domestic Subsidiary (except for DEKALB Foreign Sales Corporation) which becomes a Domestic Consolidated Subsidiary to execute and deliver to the Agent a Subsidiary Guaranty no later than the time such Domestic Subsidiary becomes a Domestic Consolidated Subsidiary, provided, however, in the event a Subsidiary which accordingly delivers a Subsidiary Guaranty under the terms of this Section shall subsequently be transferred to non-Affiliate ownership in compliance with all terms and conditions of this Agreement, the Subsidiary shall no longer be subject to liability under the Subsidiary Guaranty while all other entities constituting the Borrower or otherwise subject to Subsidiary Guaranty shall remain fully liable under the Loan.

9.    EVENTS OF DEFAULT AND REMEDIES.

      9.1. Definitions. Any one or more of the following shall constitute an Event of Default:

      (a) Default in the payment when due of any principal of or interest on any Note, or in the payment when due of any costs, expenses or fees under this Agreement, whether on demand or at the stated due date thereof or at any other time provided in this Agreement;

      (b) Default in the observance or performance of any covenant, condition, agreement or provision contained in Sections 8.6, 8.12, 8.13, 8.14, 8.15, 8.16, 8.19, 8.20, 8.24, 8.25 or 8.21 of this Agreement;

      (c) Default in the observance or performance of any covenant, condition, agreement or provision in this Agreement or in any of the other Loan Documents and such default shall continue for 30 days after written notice thereof to the Company by any Bank;

      (d) Default shall occur under any evidence of indebtedness issued or assumed or guaranteed by the Company, any Qualified Affiliate or any Subsidiary or under any mortgage, agreement or other similar instrument under which the same may be issued and such default shall continue for a period of time sufficient to permit the acceleration of maturity of any indebtedness evidenced thereby or outstanding thereunder without the Company securing a waiver of any such default;


      (e) Any representation or warranty made by the Company, any Qualified Affiliate or any Subsidiary in the Loan Documents or in any statement or certificate furnished by it pursuant thereto proves untrue in any material respect as of the date of the issuance or making thereof;

      (f) Any judgment or judgments, writ or writs, or warrant or warrants of attachment, or any similar process or processes in an aggregate amount in excess of $1,000,000 shall be entered or filed against the Company, any Qualified Affiliate or any Subsidiary or against any of its property or assets and remains unpaid, unvacated, unbonded or unstayed for a period of 30 days from the date of its entry;

      (g) The Company, any Qualified Affiliate or any Subsidiary (excluding non-Domestic Subsidiaries with the exception of those operating in Argentina) shall (i) have entered involuntarily against it an order for relief under the Bankruptcy Code of 1978, as amended, (ii) not pay, or admit in writing its inability to pay, its debts generally as they become due or suspend payment of its obligations, (iii) make an assignment for the benefit of creditors, (iv) apply for, seek, consent to, or acquiesce in, the appointment or a receiver, custodian, trustee, conservator, liquidator or similar official for it or any substantial part of its property, (v) institute any proceeding seeking to have entered against it an order for relief under the Bankruptcy Code of 1978, as amended, to adjudicate it insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, marshalling of assets, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (vi) fail to contest in good faith any appointment or proceeding described in Section 9.1(h) hereof, or (vii) take any corporate action in furtherance of any of the foregoing purposes; or

      (h) A custodian, receiver, trustee, conservator, liquidator or similar official shall be appointed for the Company, any Qualified Affiliate or any Subsidiary (excluding non-Domestic Subsidiaries with the exception of those operating in Argentina) or any substantial part of its property, or a proceeding described in Section 9.1(g)(v) shall be instituted against the Company, any Qualified Affiliate or any Subsidiary and such appointment continues undischarged or any such proceeding continues undismissed or unstayed for a period of 60 days.

      9.2. Remedies for Non-Bankruptcy Defaults. When any Event of Default, other than an Event of Default described in subsection (g) and
(h) of Section 9.1 hereof, has occurred and is continuing, the Required Banks may, by notice to the Company, take any or all of the following actions: (i) terminate the commitments of the Banks hereunder on the date (which may be the date thereof) stated in such notice, (ii) declare the principal of and the accrued interest on all Notes then outstanding to be forthwith due and payable and there upon said Notes including both principal and interest, shall be and become immediately due and payable together with all other amounts payable under this Agreement without further demand, presentment, protest or notice of any kind, and (iii) proceed to foreclose against any Collateral under any of the Pledge

Agreements, take any action or exercise any remedy under any of the Pledge Agreements or exercise any other right, action, power or remedy permitted by law.

      9.3. Remedies for Bankruptcy Defaults. When any Event of Default described in subsections (g) or (h) of Section 9.1 hereof has occurred and is continuing, then the principal of and accrued interest on all Notes then outstanding shall immediately become due and payable together with all other amounts payable under this Agreement without presentment, demand, protest or notice of any kind, and the obligation of the Banks to extend further credit pursuant to any of the terms of this Agreement shall immediately terminate.


      9.4. L/C's and B/A's. Promptly following the acceleration of the maturity of the Notes pursuant to Section 9.2 or 9.3 hereof, the Company shall immediately pay to the Agent the full aggregate amount of all outstanding B/A's and L/C's. The Agent shall invest such sum, as may be agreed upon by the Agent and the Company from time to time, and shall hold all such funds, investments and proceeds thereof as collateral security for the obligations of the Company to Harris under this Agreement. The amount paid under any of the B/A's and L/C's for which the Company has not reimbursed Harris shall bear interest from the date of such payment at the default rate of interest applicable from time to time to the Base Rate Loans.

      9.5. Expenses. The Company agrees to pay to the Agent, the Banks and any other holder of any Note or Notes all expenses incurred by the Agent, the Banks or any such holder, including reasonable attorneys' fees (including reasonable allocated staff counsel costs) and court costs, in connection with the enforcement of the terms of this Agreement, the Pledge Agreements or the Subsidiary Guaranties, or the collection of any principal of or interest on any Note or Notes, or in re-taking, holding, preparing for sale, selling, collecting or otherwise realizing upon the Collateral, including any of the foregoing actions taken or done in any proceeding for relief of debtors under the Bankruptcy Code.

10.   CHANGE IN CIRCUMSTANCES REGARDING EURODOLLAR LOANS; CAPITAL
ADEQUACY.

      10.1. Change of Law. Notwithstanding any other provisions of this Agreement or any Note, if at any time after the date hereof with respect to Eurodollar Loans and after any Bank submits a Competitive Bid with respect to Competitive Advances, any Bank shall determine in good faith that any change in applicable law or regulation or in the interpretation thereof makes it unlawful for such Bank to make or continue to maintain any Eurodollar Loan or Competitive Advance or to give effect to its obligations as contemplated hereby, such Bank shall promptly give notice thereof to the Company to such effect, and the Banks' obligation to make or maintain any such affected Eurodollar Loan or Competitive Advance under this Agreement shall terminate until it is no longer unlawful for such Bank to make or maintain such affected Eurodollar Loan or Competitive Advances. The Company shall prepay on demand the outstanding principal amount of any such affected Eurodollar Loan or Competitive Advances made to it, together with all interest accrued thereon and all other amounts due and payable to the Banks under this Agreement; provided, however, the Company may then elect to borrow the principal amount of such affected Eurodollar Loan or Competitive Advances by means of another type of Loan available hereunder, subject to all of the terms and conditions of this Agreement.

      10.2. Unavailability of Deposits or Inability to Ascertain the Adjusted Eurodollar Rate. Notwithstanding any other provision of this Agreement or any Note to the contrary, if prior to the commencement of any Interest Period the Agent shall determine (i) that deposits in the amount of any Eurodollar Loan scheduled to be outstanding are not available to any Bank in the relevant market or (ii) by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Adjusted Eurodollar Rate then the Agent shall promptly give telephonic or telex notice thereof to the Company and the Banks (such notice to be confirmed in writing), and the obligation of the Banks to make any such Eurodollar Loan in such amount and for such Interest Period shall terminate until deposits in such amount and for the Interest Period selected by the Company shall again be readily available in the relevant market and adequate and reasonable means exist for ascertaining the Adjusted Eurodollar Rate. Upon the giving of such notice, the Company may elect to either (i) pay or prepay, as the case may be, such affected Loan or (ii) reborrow such affected Loan as another type of Loan available hereunder, subject to all terms and conditions of this Agreement.

      10.3. Taxes and Increased Costs. With respect to the Eurodollar Loans, if any Bank shall determine in good faith that any change in any applicable law, treaty, regulation or guideline (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or any new law, treaty, regulation or guideline, or any interpretation of any of the foregoing by any governmental authority charged with the administration thereof or any central bank or other fiscal, monetary or other authority having jurisdiction over such Bank or its lending branch or the Eurodollar Loans contemplated by this Agreement (whether or not having the force of law) ("Change in Law") shall:

      (i) impose, modify or deem applicable any reserve, special deposit or similar requirements against assets held by, or deposits in or for the account of, or loans by, or any other acquisition of funds or disbursements by, such Bank (other than reserves included in the determination of the Adjusted Eurodollar Rate);

      (ii) subject such Bank, any Eurodollar Loan or any Note to any tax (including, without limitation, any United States interest equalization tax or similar tax however named applicable to the acquisition or holding of debt obligations and any interest or penalties with respect thereto), duty, charge, stamp tax, fee deduction or withholding in respect of this Agreement, any Eurodollar Loan or any Note except such taxes as may be measured by the overall net income of such Bank or its lending branch and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's principal executive office or its lending branch is located;

      (iii) change the basis of taxation of payments of principal and interest due from the Company to such Bank hereunder or under any Note (other than by a change in taxation of the overall net income of such Bank); or

      (iv) impose on such Bank any penalty with respect to the foregoing or any other condition regarding this Agreement, its disbursement, any Eurodollar Loan or any Note; and such Bank shall determine that the result of any of the foregoing is to increase the cost (whether by incurring a cost or adding to a cost) to such Bank of making or maintaining any Eurodollar Loan hereunder or to reduce the amount of principal or interest received by such Bank, then the Company shall pay to such Bank from time to time as specified by such Bank such additional amounts as such Bank shall determine are sufficient to compensate and indemnify it for such increased cost or reduced amount. If any Bank makes such a claim for compensation, it shall provide to the Company a certificate setting forth such increased cost or reduced amount as a result of any event mentioned herein specifying such Change in Law, and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error. Upon the imposition of any such cost, the Company may prepay any affected Loan, subject to the provisions of Sections 3.3 and 10.4 hereof, except the provisions of Section 3.3 limiting prepayment of any Eurodollar Loan to the last day of the applicable Interest Period.

      10.4. Funding Indemnity. (a) In the event any Bank shall incur any loss, cost, expense or premium (including, without limitation, any loss of profit and any loss, cost, expense or premium incurred by reason of the liquidation or re-employment of deposits or other funds acquired by such Bank to fund or maintain any Eurodollar Loan or Competitive Advance or the relending or reinvesting of such deposits or amounts paid or prepaid to such Bank) as a result of:

      (i) any payment or prepayment of a Eurodollar Loan or Competitive Advance on a date other than the last day of the then applicable Interest Period or Competitive Bid Interest Period, as the case may be;


      (ii) any failure by the Company to borrow any Eurodollar Loan on the date specified in the notice given pursuant to Section 1.7 hereof or a Competitive Advance on the date specified in the notice given pursuant to Section 2.5 hereof;

      (iii) any failure by the Company to prepay any Eurodollar Loan on the date specified in the notice given pursuant to Section 3.3 hereof; or

      (iv)  the occurrence of any Event of Default;

then, upon the demand of such Bank, the Company shall pay to such Bank such amount as will reimburse such Bank for such loss, cost or expense.

      (b) If any Bank makes a claim for compensation under this Section 10.4, it shall provide to the Company a certificate setting forth the amount of such loss, cost or expense in reasonable detail and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error.

      10.5. Lending Branch. Each Bank may, at its option, elect to make, fund or maintain its Loans hereunder at the branch or office specified in
Section 12.7 hereof or such other of its branches or offices as such Bank may from time to time elect, subject to the provisions of Section 1.7(b) hereof.

      10.6. Discretion of Bank as to Manner of Funding. Notwithstanding any provision of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit, it being understood however, that for the purposes of this Agreement all determinations hereunder shall be made as if the Banks had actually funded and maintained each Eurodollar Loan during each Interest Period for such Loan through the purchase of deposits in the relevant interbank market having a maturity corresponding to such Interest Period and bearing an interest rate equal to the Adjusted Eurodollar Rate for such Interest Period.

      10.7. Capital Adequacy. If after the date hereof, any Bank shall have determined that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Bank (or any of its branches) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital as a consequence of its obligations hereunder or for the credit which is the subject matter hereof to a level below that which such Bank could have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies with respect to liquidity and capital adequacy) by an amount deemed by such Bank to be material, from time to time, within 15 days after demand by the Bank, the Company shall pay to such Bank such additional amount or amounts reasonably determined by such Bank as will compensate such Bank for such reduction.

11.   THE AGENT.

      11.1. Appointment and Powers. Harris Trust and Savings Bank is hereby appointed by the Banks as Agent under the Loan Documents, and each of the Banks irrevocably authorizes the Agent to act as the Agent of such Bank. The Agent agrees to act as such upon the express conditions contained in this Agreement.

      11.2. Powers. The Agent shall have and may exercise such powers hereunder as are specifically delegated to the Agent by the terms of the Loan Documents, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Banks, nor any obligation to the Banks to take any action under the Loan Documents except any action specifically provided by the Loan Documents to be taken by the Agent.

      11.3. General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to the Banks or any Bank for any action taken or omitted to be taken by it or them under the Loan Documents or in connection therewith except for its or their own gross negligence or willful misconduct.

      11.4. No Responsibility for Loans, Recitals, etc. The Agent shall not (i) be responsible to the Banks for any recitals, reports, statements, warranties or representations contained in the Loan Documents or furnished pursuant thereto, (ii) be responsible for any loans hereunder, (iii) be bound to ascertain or inquire as to the performance or observance of any of the terms of the Loan Documents, or (iv) determine the value of any Collateral. In addition, neither the Agent nor its counsel shall be responsible to the Banks for the enforceability or validity of any of the Loan Documents.

      11.5. Right to Indemnity. The Banks hereby indemnify the Agent for any actions taken in accordance with this Section 11, and the Agent shall be fully justified in failing or refusing to take any action hereunder, unless it shall first be indemnified to its reasonable satisfaction by the Banks pro rata against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action, other than any liability which may arise out of Agent's gross negligence or willful misconduct.

      11.6. Action on Instructions of Banks. The Agent agrees, upon the written request of the Required Banks, to take any action of the type specified in the Loan Documents as being within the Agent's rights, powers or discretion. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with written instructions signed by the Required Banks, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and on all holders of the Notes. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any action, unless the Loan Documents specifically require the consent of the Required Banks or all of the Banks.

      11.7. Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Banks, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice and opinion of legal counsel concerning all matters pertaining to the duties of the agency hereby created.

      11.8. Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of legal counsel selected by the Agent.

      11.9. May Treat Payee as Owner. The Agent may deem and treat the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any person, firm or corporation who at the time of making such request or giving such authority or consent is the holder of any such Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note issued in exchange therefore.

      11.10. Agent's Reimbursement. Each Bank agrees to reimburse the Agent in the amount of such Bank's pro rata share of the Banks' Commitments for any expenses (including fees and charges for field audits) not reimbursed by the Company (a) for which the Agent is entitled to reimbursement by the Company under the Loan Documents (excluding any unpaid portion of the Agent's fee payable under Section 3.2 hereof) and
(b) for any other expenses incurred by the Agent on behalf of the Banks, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents.

      11.11. Rights as a Lender. With respect to its commitment, loans made by it and the Note issued to it, the Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to, and generally engage in any kind of banking or trust business with the Company as if it were not the Agent.

      11.12. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in Section 8.4 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into the Loan Documents. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents.

      11.13. Resignation of Agent. Subject to the appointment of a successor Agent, the Agent may resign as Agent for the Banks under this Agreement or the Security Agreement at any time by thirty days' notice in writing to the Banks. Such resignation shall take effect upon appointment of such successor. The Required Banks shall have the right to appoint a successor Agent who shall be entitled to all of the rights of, and vested with the same powers as, the original Agent under the Loan Documents. In the event a successor Agent shall not have been appointed within the thirty day period following the giving of notice by the Agent, the Agent may appoint its own successor. Resignation by the Agent shall not affect or impair the rights of the Agent under Sections 11.5 and 11.10 hereof with respect to all matters preceding such resignation. Any successor Agent must be a national banking association or a bank chartered in any State of the United States.

      11.14. Duration of Agency. The agency established by Section 11.1 hereof shall continue, and Sections 11.1 through and including this
Section 11.14 shall remain in full force and effect, until the Notes and all other amounts due hereunder and thereunder, including without limitation all Reimbursement Obligations, shall have been paid in full and the Banks' commitments to extend credit to or for the benefit of the Company shall have terminated or expired.

12.   MISCELLANEOUS.

      12.1. Amendments and Waivers. Any term, covenant, agreement or condition of this Agreement may be amended only with the consent of the Company and the Required Banks, or compliance therewith only may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the Required Banks, provided, however, that without the consent in writing of the holders of all outstanding Notes, and the creator of any B/A and the issuer of any L/C or all Banks if no Notes, L/C's or B/A's are outstanding, no such amendment or waiver shall (i) change the amount or postpone the date of payment of any scheduled payment or required prepayment of principal of the Notes or reduce the rate or extend the time of payment of interest on the Notes, or reduce the amount of principal thereof, or modify any of the provisions of the Notes with respect to the payment or prepayment thereof, (ii) give to any Note any preference over any other Notes, (iii) amend the definition of Required Banks, (iv) alter, modify or amend the provisions of this Section 12.1, (v) change the amount or term of any of the Banks' Commitments, the fees required under Sections 3.1 or 3.2 hereof or (vi) release any Collateral unless such release is permitted or contemplated by the Loan Documents. Any such amendment or waiver shall apply equally to all Banks and the holders of the Notes and shall be binding upon them, upon each future holder of any Note and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived.

      12.2. Waiver of Rights. No delay or failure on the part of the Agent or any Bank or on the part of the holder or holders of any Note in the exercise of any power or right shall operate as a waiver thereof, nor as an acquiescence in any Potential Default or Event of Default, nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof, or the exercise of any other power or right, and the rights and remedies hereunder of the Agent, the Banks and of the holder or holders of any Notes are cumulative to, and not exclusive of, any rights or remedies which any of them would otherwise have.

      12.3. Several Obligations. The commitments of each of the Banks hereunder shall be the several obligations of each Bank and the failure on the part of any one or more of the Banks to perform hereunder shall not affect the obligation of the other Banks hereunder, provided that nothing herein contained shall relieve any Bank from any liability for its failure to so perform. In the event that any one or more of the Banks shall fail to perform its commitment hereunder, all payments thereafter received by the Agent on the principal of loans hereunder, whether from any collateral, guaranty or otherwise, shall be distributed by the Agent to the Banks making such additional loans ratably as among them in accordance with the principal amount of additional loans made by them until such additional loans shall have been fully paid and satisfied. All payments on account of interest shall be applied as among all the Banks ratably in accordance with the amount of interest owing to each of the Banks as of the date of the receipt of such interest payment.

      12.4. Non-Business Day. (a) If any payment of principal or interest on any Base Rate Loan shall fall due on a day which is not a Business Day, interest at the rate such Loan bears for the period prior to maturity shall continue to accrue on such principal from the stated due date thereof to and including the next succeeding Business Day on which the same is payable.

      (b) Any payment of principal or interest on any Eurodollar Loan shall fall due on a day which is not a Banking Day, the payment date thereof shall be extended to the next date which is a Banking Day and the Interest Period for such Loan shall be accordingly extended, unless as a result thereof any payment date would fall in the next calendar month, in which case such payment date shall be the next preceding Banking Day and the relevant Interest Period shall be correspondingly abbreviated. In either case the next Interest Period shall be measured from the payment date so adjusted.

      12.5. Documentary Taxes. Although the Company is of the opinion, and has been so advised by its counsel, that no documentary or similar taxes are payable in respect to this Agreement or the Notes, the Company agrees that it will pay such taxes, including interest and penalties, in the event any such taxes are assessed irrespective of when such assessment is made and whether or not any credit is then in use or available here-under.

      12.6. Representations. All representations and warranties made herein or in certificates given pursuant hereto shall survive the execution and delivery of this Agreement and of the Notes, and shall continue in full force and effect with respect to the date as of which they were made as long as any credit is in use or available hereunder.

      12.7. Notices. Unless otherwise expressly provided herein, all communications provided for herein shall be in writing or by facsimile and shall be deemed to have been given or made when served personally, when receipt is contemporaneously and orally confirmed by telephone conversation with an individual of requisite authority for the receiving party in the case of notice by facsimile or 2 days after the date when deposited in the United States mail (registered, if to the Company) addressed if to the Company to 3100 Sycamore Road, DeKalb, Illinois 60115,
Attention: Thomas R. Rauman: if to the Agent or Harris at 111 West Monroe Street, Chicago, Illinois 60690, Attention: Agribusiness Division; and if to any of the Banks, at the address for each Bank set forth under its signature hereon; or at such other address as shall be designated by any party hereto in a written notice to each other party pursuant to this
Section 12.7.

      12.8. Legal Fees. The Company agrees to pay the reasonable fees and disbursements of counsel to the Agent (or to any successor Agent) in connection with the supervision of legal matters in connection with this Agreement and the other Loan Documents, (up to a maximum of $3,000 for the initial review of this Agreement and the Loan Doucments). The fees and disbursements of the Banks other than the Agent shall be for the account of the other Banks.

      12.9. Counterparts. This Agreement may be executed in any number of counterparts and all such counterparts taken together shall be deemed to constitute one and the same instrument. One or more of the Banks may execute a separate counterpart of this Agreement which has also been executed by the Company, and this Agreement shall become effective as and when all of the Banks have executed this Agreement or a counterpart thereof and lodged the same with the Agent. Upon this Agreement becoming effective as aforesaid, the Agent will notify the Company and all of the Banks of that fact.

      12.10. Successors and Assigns. This Agreement shall be binding upon each of the Company and the Banks and their respective successors and assigns, and shall inure to the benefit of the Company and each of the Banks and the benefit of their respective successors and assigns, including any subsequent holder of any Note. This Agreement and the rights and duties of the parties hereto, shall be construed and determined in accordance with the laws of the State of Illinois. This Agreement constitutes the entire understanding of the parties with respect to the subject matter hereof and any prior agreements, whether written or oral, with respect thereto are superseded hereby. The Company may not assign any of its rights or obligations hereunder without the written consent of the Banks.

      12.11. Participations. Any Bank may grant participations in all or any part of any Loan, Competitive Advance and/or any Note. No such participant shall have any rights under this Agreement (the participant's rights against a Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of the participant relating thereto) and all amounts payable by the Company hereunder shall be determined as if such Bank had not sold such participation. Each Bank may disclose to any participant or prospective participant in any Loan or Competitive Advance hereunder any information which is not subject to the restrictions of Section 12.14 of this Agreement. Except with respect to interest rate, principal amount of the Loan or Competitive Advance, scheduled dates for payment of principal or interest (except as contemplated by this Agreement), and the terms of Section 10, no Bank shall in any such participation agreement restrict its ability to make any modification, amendment or waiver to this Agreement. Notwithstanding the foregoing, the Company may request, at the same time and in the same manner it requests a loan pursuant to Section 1.7(a) of this Agreement or a Competitive Advance pursuant to Section 2.2 of this Agreement, that the Banks not grant any participations in any loans and Competitive Advances made hereunder and the Banks shall not grant any participations in any loans or Competitive Advances made during the period commencing on the date such request is received by the Agent and ending on the date the Company notifies the Agent that the Banks may resume the sale of participations hereunder; provided that any Bank or Banks may at any time without the consent of the Company sell or assign or grant participations in any of the Notes, loans, Competitive Advances, or any of its respective rights to payment of principal and interest with respect thereto to any Federal Reserve Bank. The Agent shall give prompt telephonic, telex or telegraphic (if telephonic, to be confirmed in writing within two Business
Days) notice of the receipt of any such notice from the Company to each of the Banks, which notice shall be conclusive and binding upon the Company and the Banks.

      12.12. No Joint Venture. Nothing contained in this Agreement shall be deemed to create a partnership or joint venture among the parties hereto.

      12.13. Table of Contents and Headings. The Table of Contents and section headings in this Agreement are for reference only and shall not affect the construction of any provision hereof.

      12.14. Confidentiality. Each Bank will use its best efforts to keep confidential any non-public information concerning the Company, or any Subsidiary furnished by the Company hereunder (which is designated by the Company as confidential at the time such information is furnished to such Bank) except that such Bank may disclose such information (i) to regulatory authorities having jurisdiction, (ii) pursuant to subpoena or other legal process, (iii) to other Banks or the Agent in connection with matters concerning this Agreement, (iv) to such Bank's counsel and auditors in connection with matters concerning this Agreement, and (v) in connection with litigation concerning this Agreement or any Note. In the situations described above (except where the Company is a party), the Bank shall notify the Company as promptly as practicable of the receipt of a request for such disclosure and furnish it with a copy of such subpoena or other legal process (to the extent such Bank is legally permitted to do so).

      12.15. August 30, 1988 Credit Agreement. Upon: (i) execution of this Agreement and (ii) execution of an agreement with Bank of America terminating that certain Credit Agreement of August 30, 1988, between the Company and Harris Trust and Savings Bank, individually and as Agent, and Continental Bank N.A. and Bank of America (the "August 30, 1988 Credit Agreement"), the August 30, 1988, Credit Agreement shall terminate and no party shall have any rights or obligations thereunder. The Company warrants that all obligations of the Company to the Banks under the August 30, 1988, Credit Agreement have been satisfied.

      Upon your acceptance hereof in the manner hereinafter set forth, this Agreement shall be a contract between us for the purposes hereinabove set forth.

          Dated as of January 15, 1992.
                                         DEKALB GENETICS CORPORATION


(CORPORATE SEAL)                    By
                                           Alan D. Skouby
                                           Vice President of Finance,
                                             Treasurer, Chief Financial
                                             Officer
ATTEST:


Its

                 DEKALB GENETICS CORPORATION

                        PENSION PLAN



                 EFFECTIVE SEPTEMBER 1, 1989

                          CONTENTS


         Section                                        Page

                     PREAMBLE. . . . . . . . . . . . . . (v)

ARTICLE        I     DEFINITIONS . . . . . . . . . . . . . 1

            1.01     Accrued Benefit . . . . . . . . . . . 1
            1.02     Actuarial Equivalent. . . . . . . . . 1
            1.03     Alternate Payee . . . . . . . . . . . 1
            1.04     Annuity Starting Date . . . . . . . . 1
            1.05     Beneficiary . . . . . . . . . . . . . 1
            1.06     Board . . . . . . . . . . . . . . . . 2
            1.07     Break in Service. . . . . . . . . . . 2
            1.08     Career Earnings . . . . . . . . . . . 2
            1.09     Code. . . . . . . . . . . . . . . . . 2
            1.10     Committee . . . . . . . . . . . . . . 2
            1.11     Company . . . . . . . . . . . . . . . 2
            1.12     Compensation. . . . . . . . . . . . . 3
            1.13     Domestic Relations Order. . . . . . . 4
            1.14     Effective Date. . . . . . . . . . . . 4
            1.15     Employee. . . . . . . . . . . . . . . 4
            1.16     Employer. . . . . . . . . . . . . . . 4
            1.17     Employment Commencement Date. . . . . 4
            1.18     Entry Date. . . . . . . . . . . . . . 4
            1.19     ERISA . . . . . . . . . . . . . . . . 4
            1.20     Hour of Service . . . . . . . . . . . 4
            1.21     Joint and Survivor Annuity. . . . . . 6
            1.22     Leased Employee . . . . . . . . . . . 6
            1.23     Life Annuity. . . . . . . . . . . . . 6
            1.24     Limitation Year . . . . . . . . . . . 6
            1.25     Normal Retirement Benefit . . . . . . 6
            1.26     Normal Retirement Date. . . . . . . . 6
            1.27     Participant . . . . . . . . . . . . . 6
            1.28     Plan. . . . . . . . . . . . . . . . . 6
            1.29     Plan Administrator. . . . . . . . . . 6
            1.30     Plan Year . . . . . . . . . . . . . . 6
            1.31     Prior Plan. . . . . . . . . . . . . . 6
            1.32     Prior Plan Accrued Benefit. . . . . . 6
            1.33     Qualified Domestic Relations Order. . 8
            1.34     Related Employer. . . . . . . . . . . 8
            1.35     Retirement Date . . . . . . . . . . . 8
            1.36     Seasonal Employee . . . . . . . . . . 8
            1.37     Temporary Employee. . . . . . . . . . 8
            1.38     Total and Permanent Disability. . . . 8
            1.39     Trust Agreement and Trust . . . . . . 8
            1.40     Trust Fund. . . . . . . . . . . . . . 8
            1.41     Trustee . . . . . . . . . . . . . . . 9
            1.42     Year of Service . . . . . . . . . . . 9
            1.43     Year of Service for Vesting . . . . . 9

         Section                                        Page


ARTICLE      II      ELIGIBILITY AND PARTICIPATION . . . .10

            2.01     Participation . . . . . . . . . . . .10
            2.02     Reemployment of Participant . . . . .10

ARTICLE     III      CONTRIBUTIONS . . . . . . . . . . . .11

            3.01     Trustee and Trust Agreement . . . . .11
            3.02     Employer Contributions. . . . . . . .11
            3.03     Forfeitures . . . . . . . . . . . . .11
            3.04     Reversion of Employer
                       Contributions . . . . . . . . . . .11

ARTICLE      IV      BENEFITS. . . . . . . . . . . . . . .13

            4.01     Normal Retirement Benefit . . . . . .13
            4.02     Postponed Retirement Benefit. . . . .14
            4.03     Early Retirement Benefit. . . . . . .14
            4.04     Termination of Vested Participant . .14
            4.05     Disability Leave Status . . . . . . .15
            4.06     Death Benefit for Surviving Spouse. .16
            4.07     Maximum Benefits. . . . . . . . . . .16
            4.08     Combined Maximum Limitations. . . . .19
            4.09     Definition of Compensation for
                       Purposes of Sections 4.07 and
                       4.08. . . . . . . . . . . . . . . .20
            4.10     Reemployment After Receipt of
                       Benefits. . . . . . . . . . . . . .21
            4.11     Pfizer Transferees. . . . . . . . . .22

ARTICLE       V      FORM AND PAYMENT OF BENEFITS. . . . .23

            5.01     Life Annuity. . . . . . . . . . . . .23
            5.02     Joint and Survivor Annuity. . . . . .23
            5.03     Election Not to Receive Life
                       Annuity . . . . . . . . . . . . . .23
            5.04     Election Not to Receive Joint and
                       Survivor Annuity. . . . . . . . . .24
            5.05     Payment in Optional Form on
                       Retirement. . . . . . . . . . . . .24
            5.06     Administrative Powers Relating to
                       Payments. . . . . . . . . . . . . .27
            5.07     No Guaranty of Benefits . . . . . . .27
            5.08     Death Distribution Requirements . . .27
            5.09     Time of Payment . . . . . . . . . . .28
            5.10     Distributions to Alternate Payees . .28
            5.11     Direct Rollovers. . . . . . . . . . .29

         Section                                        Page


ARTICLE      VI      PLAN ADMINISTRATION . . . . . . . . .31

            6.01     Administrative Committee. . . . . . .31
            6.02     Powers and Duties of the Committee. .31
            6.03     Exercise of the Committee's Duties. .32
            6.04     Organization and Operation of the
                       Committee . . . . . . . . . . . . .32
            6.05     Records and Reports of the
                       Committee . . . . . . . . . . . . .33
            6.06     Compensation and Expenses of the
                       Committee . . . . . . . . . . . . .33
            6.07     Indemnity of the Committee Members. .33

ARTICLE     VII      CLAIMS PROCEDURES . . . . . . . . . .34

            7.01     Informal Review . . . . . . . . . . .34
            7.02     Formal Review . . . . . . . . . . . .34

ARTICLE    VIII      TEMPORARY RESTRICTIONS ON BENEFITS
                     IN CASE OF EARLY TERMINATION. . . . .36

            8.01     Temporary Restrictions on Benefits
                       in Case of Early Termination. . . .36
            8.02     Restriction of Benefits . . . . . . .36

ARTICLE      IX      AMENDMENT AND TERMINATION . . . . . .38

            9.01     Right to Amend or Terminate . . . . .38
            9.02     Termination . . . . . . . . . . . . .39
            9.03     Partial Termination . . . . . . . . .40
            9.04     Method of Payment . . . . . . . . . .40
            9.05     Notice of Amendment, Termination or
                       Partial Termination . . . . . . . .40

ARTICLE       X      MISCELLANEOUS . . . . . . . . . . . .41

           10.01     No Contract of Employment . . . . . .41
           10.02     Merger or Consolidation of Plan,
                       Transfer of Assets. . . . . . . . .41
           10.03     Data. . . . . . . . . . . . . . . . .41
           10.04     Restrictions Upon Assignments and
                       Creditors' Claims . . . . . . . . .41
           10.05     Restriction of Claims Against Trust
                       Fund. . . . . . . . . . . . . . . .42
           10.06     Benefits Payable by Trust Fund. . . .42
           10.07     Successor to Employer . . . . . . . .42
           10.08     Applicable Law. . . . . . . . . . . .42
           10.09     Internal Revenue Service Approval . .42

         Section                                        Page

ARTICLE      XI      TOP-HEAVY PROVISIONS. . . . . . . . .43

           11.01     Effective Date. . . . . . . . . . . .43
           11.02     Definitions . . . . . . . . . . . . .43
           11.03     Maximum Annual Compensation . . . . .46
           11.04     Minimum Accrued Benefit . . . . . . .46
           11.05     Minimum Vesting Requirements. . . . .47
           11.06     Special Code Section 415
                       Limitations . . . . . . . . . . . .48

                 DEKALB GENETICS CORPORATION
                        PENSION PLAN

                          PREAMBLE


     DEKALB-PFIZER GENETICS, an Illinois partnership that was 70% owned by DEKALB Corporation, maintained the DEKALB-PFIZER GENETICS Pension Plan (hereinafter referred to as the "Prior Plan"), effective September 1, 1982, and amended it from time to time.

     In conjunction with the reorganization of DEKALB Corporation, DEKALB Genetics Corporation was established as a Delaware corporation which, effective September 1, 1988, adopted the Prior Plan and became the "Company," as such term was defined in the Prior Plan. At that same time the Prior Plan was renamed the DEKALB Genetics Corporation Savings and Investment Plan. DEKALB Genetics Corporation (hereinafter referred to as the "Company") has maintained the Prior Plan, as so renamed. Pursuant to the authority reserved to the Company, the Prior Plan is herein amended and restated in its entirety, effective September 1, 1989, except as otherwise stated.

     The amendment and restatement of the Prior Plan shall not in any way adversely affect the rights of Employees who participated in the Prior Plan in accordance with its provisions. All matters relating to the benefits, if any, payable to such Employees (or their Beneficiaries) based upon events occurring prior to the Effective Date shall, except as otherwise expressly provided herein, be determined in accordance with the applicable provisions of the Prior Plan.

                          ARTICLE I

                         DEFINITIONS

     Whenever used herein with the initial letter capitalized, words and phrases shall have the meanings stated below unless a different meaning is plainly required by the context. All masculine terms shall include the feminine and all singular terms shall include the plural in all cases in which they could thus be applied, unless the context clearly indicates the gender or the number.

      1.01 ACCRUED BENEFIT means the amount of the retirement income payable, commencing at his Normal Retirement Date, to a Participant whose termination of service occurs prior to his Normal Retirement Date, as computed under the formula set forth in Section 4.01 of the Plan, considering the Participant's Career Earnings and Years of Service at his termination of employment.

      1.02 ACTUARIAL EQUIVALENT means a benefit of equal value to another benefit as determined by computations based upon the interest rate and mortality table adopted by the Company.

          (a) For purposes of this Plan, the mortality table means the UP-1984 Table.

          (b)  Further, the interest rate or rates used for any Plan
     Year in conjunction with the mortality table to determine the Actuarial Equivalent of any benefit payable under the Plan shall be equal to the interest rate published by the Pension Benefit Guaranty Corporation pursuant to Section 4062 of ERISA used in calculating immediate or deferred annuities in effect on the first day of such Plan Year.

      1.03 ALTERNATE PAYEE means any spouse, former spouse, child or other dependent of a Participant who is recognized by a Domestic Relations Order as having a right to receive all or a portion of a Participant's benefits payable under the Plan.

      1.04 ANNUITY STARTING DATE means the first day of the first period for which an amount is payable as an annuity or in any other form.

      1.05 BENEFICIARY means the person or persons designated by a Participant to receive any benefits under the Plan which may be due upon the Participant's death after his Annuity Starting Date. Notwithstanding anything to the contrary, if a Participant is married on the date of his death, the Beneficiary of such Participant shall be his spouse unless the Participant's spouse consents in writing not to be said Beneficiary and such written consent is witnessed by a notary public. The spouse's consent willapply with respect to a specific alternate Beneficiary only, and a change of Beneficiary will require a new spousal consent.

      1.06  BOARD means the board of directors of the Company.

      1.07 BREAK IN SERVICE means a Plan Year in which an Employee completes five hundred (500) or fewer Hours of Service. If an Employee shall incur any number of consecutive one (1) year Breaks in Service and the Breaks in Service shall thereafter terminate (whether before or after the Employee shall have received benefits under the Plan), his Years of Service for Vesting prior to the date such Breaks in Service commenced shall be added to the Years of Service for Vesting following the Breaks in Service in determining Years of Service for Vesting hereunder, but only if one (1) of the following conditions is met:

          (a) Following the termination of the Breaks in Service, the Employee works a Plan Year in which he completes at least one thousand (1,000) Hours of Service; or

          (b) At the date such Breaks in Service commenced, the Employee had any vested interest in his Accrued Benefit.

      1.08  CAREER EARNINGS means:

          (a) A Participant's total Compensation from an Employer during his Years of Service as a Participant (or as an Employee during the pre-participation period described in Section 2.01(b)) beginning September 1, 1982, including a Participant's bonuses earned during a Year of Service, even if paid in a year that is not a Year of Service; plus

          (b) For the period prior to September 1, 1982, a Participant's Compensation, if any, as taken into account under the Pfizer Inc. Retirement Annuity Plan prior to July 15, 1982 plus Compensation paid to the Employee by DEKALB-PFIZER GENETICS from July 15, 1982 to August 31, 1982, provided the Participant was an Employee of DEKALB-PFIZER GENETICS on July 15, 1982 and an Employee of Pfizer Inc. or a subsidiary of Pfizer Inc. prior to that date.

     Notwithstanding the above, if the Participant has completed more than thirty-five (35) Years of Service, only his Compensation during his last thirty-five (35) Years of Service shall be included.

      1.09 CODE means the Internal Revenue Code of 1986, as amended from time to time.

      1.10  COMMITTEE means the Administrative Committee established in
Article VI.

      1.11 COMPANY means DEKALB Genetics Corporation, a Delaware corporation, with its principal place of business in DeKalb, Illinois.

      1.12 COMPENSATION, for all purposes of the Plan and Trust except for Sections 4.07, 4.08 and 11.04, means the aggregate of all payments by the Employer to a Participant in a Plan Year for services, including base pay, bonuses, overtime pay, vacation pay, commissions, disability pay with respect to the first six (6) months of any single absence from work and amounts, if any, deferred under a cash or deferred arrangement which qualifies under Section 401(k) or Section 125 of the Code, but excluding other amounts of deferred compensation, stock options and phantom stock benefits, severance pay, relocation and moving reimbursements, payments made from the DEKALB-PFIZER GENETICS Management Incentive Plan, other payments or distributions which receive special tax benefits and any benefits paid after January 31, 1983 under the DEKALB AgResearch, Inc. Key Employee Profit Sharing Plan (or any payments made in lieu of such benefit payments). Notwithstanding anything to the contrary, Compensation in excess of two hundred thousand dollars ($200,000) (or such other amount as may be established by the Secretary of the Treasury) shall be disregarded. Additionally, notwithstanding anything herein to the contrary, for Plan Years beginning on or after September 1, 1994, the annual Compensation of each Participant taken into account under the Plan shall not exceed the OBRA '93 annual compensation limit. The OBRA '93 annual compensation limit is $150,000, adjusted by the Commissioner for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the OBRA '93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12. For Plan Years beginning on or after September 1, 1994, any reference in this Plan to the limitation under
Section 401(a)(17) of the Code shall mean the OBRA '93 annual compensation limit set forth in this provision. If Compensation for any prior determination period is taken into account in determining a Participant's benefits accruing in the current Plan Year, the Compensation for that prior determination period is subject to the OBRA '93 annual Compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after September 1, 1994, the OBRA '93 annual compensation limit is $150,000. In determining the Compensation of the Participant for purposes of this limitation, the rules of Section 414(q)(6) of the Code relating to the treatment of certain family members shall apply, except that, in applying such rules, the term "family" shall include only the spouse of the Participant and any lineal descendants of the Participant who have not attained age nineteen (19) before the close of the applicable Plan Year.

      1.13 DOMESTIC RELATIONS ORDER means any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony payments or marital property rights to an Alternate Payee and is made pursuant to a state domestic relations law, including a community property law.

      1.14 EFFECTIVE DATE means September 1, 1989, except as otherwise specifically provided.

      1.15 EMPLOYEE means any person actively employed by an Employer who is not employed as a Temporary Employee, Seasonal Employee or a Leased Employee.

      1.16 EMPLOYER means the Company or any Related Employer which, with the approval of the Board, shall adopt this Plan for the benefit of its Employees, according to an appropriate written resolution of the board of directors of such Related Employer. Such a Related Employer shall execute such documents as may be necessary.

      1.17 EMPLOYMENT COMMENCEMENT DATE means the date on which an Employee completes his first Hour of Service for the Company or for a Related Employer, or the date on which an Employee completes his first Hour of Service for the Company or a Related Employer following a Break in Service.

      1.18 ENTRY DATE means the first day of the Plan Year and the first day of the seventh month of the Plan Year.

      1.19 ERISA means the Employee Retirement Income Security Act of 1974, as amended from time to time.

      1.20  HOUR OF SERVICE means:

          (a) Each hour for which an Employee is paid or entitled to payment for the performance of duties for the Company or for a Related Employer. These hours shall be credited to the Employee for the computation period or periods in which the duties are performed; and

          (b) Each hour for which an Employee is paid or entitled to payment by the Company or a Related Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or other approved leave of absence. No more than five hundred one (501) Hours of Service shall be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period). Hours under this paragraph shall be calculated and credited pursuant to
     Section 2530.200b-2 of the Department of Labor regulations, which are incorporated herein by this reference; and

          (c) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Company or a Related Employer. The same Hours of Service shall not be credited under both paragraph (a) or paragraph (b), as the case may be, and under this paragraph (c). These hours shall be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, judgment or payment is made; and

          (d) Effective for Plan Years commencing on or after September 1, 1985, solely for purposes of determining whether a Break in Service, as defined in Section 1.07, for participation and vesting purposes has occurred in a computation period, an Employee who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such Employee but for such absence or, in any case in which such hours cannot be determined, eight (8) Hours of Service per day of such absence. For purposes of this paragraph (d), an absence from work for maternity or paternity reasons means an absence:

          (1)  By reason of the pregnancy of the Employee;

          (2)  By reason of a birth of a child of the Employee;

          (3) By reason of the placement of a child with the Employee in connection with the adoption of such child by the Employee; or

          (4) For purposes of caring for such child for a period beginning immediately following such birth or placement.


          Any hour under this paragraph (d) which is considered an Hour of Service under paragraph (b) shall not be considered under this paragraph (d). The Hours of Service credited under this paragraph
     (d) shall be credited in the computation period in which the absence begins if the crediting is necessary to prevent a Break in Service in that period or, in all other cases, in the following computation period. Notwithstanding the foregoing, no credit shall be given for Hours of Service under this paragraph (d) unless the Employee furnishes the Committee with such timely information as the Committee may reasonably require to establish that the absence from work is because of maternity or paternity leave and the number of days for which there was such an absence.

      1.21 JOINT AND SURVIVOR ANNUITY means an annuity which is payable monthly to the Participant for his life with a survivor annuity payable to his spouse for the life of such spouse in an amount equal to one-half (1/2) of the monthly amount payable during the life of the Participant and which is the Actuarial Equivalent of the Life Annuity in the amount determined pursuant to the applicable provisions of Article IV of the Plan.

      1.22 LEASED EMPLOYEE means any employee of an Employer who is a leased employee as defined in Section 414(n) of the Code.

      1.23 LIFE ANNUITY means an annuity which is payable monthly to the Participant for his life, with the last payment made on the first day of the month in which the Participant's death occurs.

      1.24  LIMITATION YEAR means the Plan Year.

      1.25 NORMAL RETIREMENT BENEFIT means the amount of retirement income computed under Section 4.01 of the Plan that would be payable in the normal form under the conditions described in Section 5.01 of the Plan to a Participant for his life, commencing upon the first day of the month coincident with or next following his Normal Retirement Date, if he is then entitled to receive a retirement income under the terms of the Plan.

      1.26 NORMAL RETIREMENT DATE means a Participant's sixty-fifth birthday (without regard to his Years of Service for Vesting at that time).

      1.27 PARTICIPANT means an Employee who meets the requirements of participation in the Plan as provided in Article II.

      1.28  PLAN means the DEKALB Genetics Corporation Pension Plan.

      1.29 PLAN ADMINISTRATOR means the Administrative Committee established in Article VI.

      1.30 PLAN YEAR means the year which begins on September 1 and ends on August 31.

      1.31 PRIOR PLAN means the Plan as it existed on August 31, 1989 prior to this amendment and restatement.

      1.32 PRIOR PLAN ACCRUED BENEFIT means a Participant's benefit accrued as of August 31, 1989 using the following formula:

          (a)  1.75% of Career Earnings as of August 31, 1989

                            MINUS

          (b) 1.50% of Primary Social Security Benefit times Years of Service, to a maximum of thirty-five (35) years.

          For purposes of this formula, a Participant's "Primary Social Security Benefit" shall be the unreduced annual benefit expected to become payable to the Participant (without any regard to any Social Security benefits payable to or on account of the Participant's spouse or dependents) at age sixty-five (65), based on the provisions of the Social Security Act as in effect on August 31, 1989. The Social Security benefit expected to begin at age sixty-five (65) will be based upon the assumption that he will continue to receive, until age sixty-five (65), earnings equal to the Compensation he received during his last Year of Service ending on or before August 31, 1989 which would be treated as wages for purposes of the Social Security Act. Notwithstanding the foregoing, for a Participant who retires pursuant to Section 4.03 of the Plan, the Social Security benefit expected to begin at age sixty-five (65) will be based on the assumption that he will not receive any earnings after termination of employment which would be treated as wages for purposes of the Social Security Act. In all cases, the predetermination compensation history, including preemployment compensation history, shall be estimated by applying the actual change in the national average wage from year to year as determined by the Social Security Administration to the Participant's Compensation during the most recent full Plan Year immediately preceding the Participant's termination date, projected backward to the earlier of the year in which the Participant attained age twenty-two (22) or 1951. However, a Participant shall have a right to have his Primary Social Security Benefit computed on the basis of his actual salary history instead of the estimated compensation. Each Participant shall be furnished with a written notice of his right to supply actual salary history, of the financial consequences of failing to supply such history and that such history can be obtained from the Social Security Administration. The Primary Social Security Benefit determined above will be adjusted to the amount based upon actual complete Compensation history if the Participant supplies documentation of that history within one (1) year (or such other period of time as established by the Committee) following the later of his termination date or the date the Participant is notified of the benefit to which he is entitled. No benefit shall be reduced because of any increase in the benefit level or wage base under Title II of the Social Security Act except where a reduction is permitted by regulations prescribed by the Secretary or his delegate under Section 401(a)(15) or other applicable provision of the Code. The fact that a Participant does not actually receive a Primary Social Security Benefit because of failure to apply or continuance of work, or for any other reason, shall be disregarded.

      1.33  QUALIFIED DOMESTIC RELATIONS ORDER means any Domestic
Relations Order that creates, recognizes or assigns to an Alternate Payee the right to receive all or a portion of a Participant's benefits payable hereunder and that meets the requirements of Section 414(p) of the Code.


      1.34 RELATED EMPLOYER means any corporation or other business entity which is included in a controlled group of corporations within which the Company is also included, as provided in Section 414(b) of the Code (as modified, for purposes of Sections 4.07 and 4.08 of the Plan, by Section 415(h) of the Code), or which is a trade or business under common control with the Company, as provided in Section 414(c) of the Code (as modified, for purposes of Sections 4.07 and 4.08 of the Plan, by Section 415(h) of the Code), or which constitutes a member of an affiliated service group within which the Company is also included, as provided in
Section 414(m) of the Code, or which is required to be aggregated with the Company pursuant to regulations issued under Section 414(o) of the Code. For purposes of this section, a partnership in which the Company owns a capital interest or profit interest of seventy percent (70%) or more is a trade or business under common control with the Company.

      1.35 RETIREMENT DATE means a Participant's "Postponed Retirement Date" or "Early Retirement Date" or the first day of the month coincident with or next following his "Normal Retirement Date," as defined in Sections 4.02, 4.03 and 1.26 of the Plan, respectively.

      1.36 SEASONAL EMPLOYEE means any person hired to fill a specific need for a limited period of time who is placed on the seasonal payroll.

      1.37 TEMPORARY EMPLOYEE means any person who is scheduled to work for a limited time and is not classified as a full-time or part-time employee on the regular payroll.

      1.38 TOTAL AND PERMANENT DISABILITY means a Participant's inability for the foreseeable future to perform his normal work for an Employer or any other work for which he is qualified by reason of education, training or experience, as determined by a competent physician chosen by the Committee. Uniform standards shall apply to Participants in similar conditions.

      1.39 TRUST AGREEMENT and TRUST mean, respectively, the agreement between the Company and the Trustee governing the administration of the Trust, as it may be amended from time to time, and the Trust established thereunder.

      1.40 TRUST FUND means all money, securities and other property held under the Trust Agreement for the purposes of the Plan, together with the income therefrom.

      1.41 TRUSTEE means the person, persons, entity or entities appointed by the Company as provided in Section 3.01 of the Plan to act as Trustee of the Trust.

      1.42  YEAR OF SERVICE means:

          (a) For the period beginning September 1, 1982, a Plan Year in which an Employee completes one thousand (1,000) or more Hours of Service; and

          (b) For the period prior to September 1, 1982, a Participant's Years of Service accrued under the Pfizer Inc. Retirement Annuity Plan if the Participant was an Employee of DEKALB-PFIZER GENETICS on July 15, 1982 and an Employee of Pfizer Inc. or a subsidiary of Pfizer Inc. prior to that date.

      1.43 YEAR OF SERVICE FOR VESTING means a Plan Year in which an employee completes one thousand (1,000) or more Hours of Service, including years prior to the Effective Date of the Plan and including years of service for any Related Employer (including, for this purpose, DEKALB Corporation); provided, however, that in the case of an Employee who is, on or after September 1, 1988, simultaneously employed by both the Company and DEKALB Energy Company, a "Year of Service for Vesting" shall not include any Plan Year commencing prior to September 1, 1988.

                         ARTICLE II

                ELIGIBILITY AND PARTICIPATION


      2.01  PARTICIPATION

          (a) Every Employee who was a Participant in the Prior Plan on the day prior to the Effective Date shall continue to participate in the Plan on the Effective Date if still employed by the Employer.

          (b) Each other Employee shall become a Participant on the Entry Date immediately following the date on which he has attained age twenty-one (21) and has completed one thousand (1,000) Hours of Service in the twelve (12) month period beginning with his Employment Commencement Date or in any Plan Year thereafter. If the Employee does not complete one thousand (1,000) Hours of Service in the twelve (12) month period following his Employment Commencement Date, the first Plan Year to be considered shall be the Plan Year which begins prior to the first anniversary of the Employee's Employment Commencement Date.

          (c)  Notwithstanding anything to the contrary, Leased
     Employees shall be excluded from participation in this Plan.

      2.02  REEMPLOYMENT OF PARTICIPANT

     If a Participant shall incur a Break in Service and shall thereafter be reemployed by an Employer, he shall again become a Participant in the Plan on the date of his reemployment.

                         ARTICLE III

                        CONTRIBUTIONS

      3.01  TRUSTEE AND TRUST AGREEMENT

     A Trustee shall be appointed by the Company to administer the Trust Fund. The Trustee shall serve at the pleasure of the Company and shall have the rights, powers and duties set forth in the Trust Agreement, under which agreement the Trustee shall receive contributions from the Employer to the Trust Fund.

      3.02  EMPLOYER CONTRIBUTIONS

     During the continuance of the Plan, the Employer intends from time to time to pay to the Trustee, to be held or applied under the Trust Agreement, such sums of money which, together with earnings of the Trust Fund, will be sufficient to provide the benefits specified by the Plan. No contributions shall be made by Participants.

      3.03  FORFEITURES

     Any forfeiture under the Plan shall be applied to reduce Employer contributions and not to increase the benefits any Participant would otherwise receive under the Plan.

      3.04  REVERSION OF EMPLOYER CONTRIBUTIONS

          (a) At no time shall any part of the corpus or income of the Trust Fund be used for or diverted to purposes other than for the exclusive benefit of Participants and their Beneficiaries and to pay the reasonable expenses of administration of the Plan and Trust, to the extent that such expenses are not paid by the Employers, and no part of the Trust Fund shall ever revert or be repaid to the Company or any other Employer, either directly or indirectly, except for such part of the Trust Fund, if any, which remains under the Trust after the satisfaction of all liabilities to persons entitled to benefits under the Plan.

          (b) Notwithstanding the above, in the case of a contribution which is made by an Employer by a mistake of fact, such contribution shall be returned to the Employer within one (1) year after the payment of the contribution to the Trust Fund. If a contribution is conditioned on initial qualification of the Plan under Section 401 of the Code, and if the Plan does not qualify, then such contribution shall be returned to the Employer within one (1) year after the date of denial of initial qualification of the Plan. If a contribution is conditioned upon the deductibility of the contribution under Section 404 of the Code, then, to the extent the deduction is disallowed, such a contribution shall be returned to the Employer within one (1) year after the disallowance of the deduction.

                         ARTICLE IV

                          BENEFITS


      4.01  NORMAL RETIREMENT BENEFIT

          (a) A Participant who retires on his Normal Retirement Date shall be entitled to a monthly retirement income for life payable as provided in Article V of the Plan, commencing upon the first day of the month coincident with or next following his Normal Retirement Date, in an amount equal to one-twelfth (1/12) of the greater of (1) or (2) below:

               (1)  1.4% of Career Earnings; or

               (2) His Pre-Effective Date Benefit plus 1.4% of Career Earnings on and after the Effective Date.

          (b) Notwithstanding the provisions of paragraph (a) above, a Participant's Normal Retirement Benefit shall not be less than his Prior Plan Accrued Benefit.

          (c)  For purposes of this Section 4.01:

               (1) A Participant's Pre-Effective Date Benefit is equal to his benefit accrued as of August 31, 1989 using the following formula:

                    (A)  1.75% of Career Earnings in his Years of
               Service, if any, prior to the Effective Date which are included in his last thirty-five (35) Years of Service.

                    (B) 1.50% of Primary Social Security Benefit times Years of Service, if any, prior to the Effective Date which are included in his last thirty-five (35) Years of Service.

               (2) In determining a Participant's Career Earnings on and after the Effective Date, if the Participant has completed more than thirty-five (35) Years of Service, only his Compensation during his last thirty-five (35) Years of Service, less Years of Service, if any, prior to the Effective Date which are included in his last thirty-five (35) Years of Service, shall be included.

          (d) Effective October 1, 1993, benefits under this Plan have been frozen.

      4.02  POSTPONED RETIREMENT BENEFIT

     A Participant who remains in employ of an Employer after his Normal Retirement Date shall be notified by the Committee, in writing by personal delivery or first-class mail, during the calendar month during which his Normal Retirement Date occurs, that he will not be entitled to receive any benefit for any calendar month of employment during which he is scheduled to work forty (40) or more Hours of Service (determined under Department of Labor Regulation Section 2530.200b-2(a)). The benefit of such Participant shall be actuarially increased to reflect the benefit payable to such Participant for any calendar month during which he does not complete forty (40) Hours of Service. If such Participant dies before the commencement of his benefit, as so increased, a single sum equal to the aggregate benefit payable to the Participant for each month after his Normal Retirement Date during which he did not complete at lease forty
(40) Hours of Service shall be paid to his surviving spouse, and if none, to his estate.

      4.03  EARLY RETIREMENT BENEFIT

     A Participant who has reached age fifty (50), has completed at least ten (10) Years of Service for Vesting and whose age plus Years of Service for Vesting equals or exceeds sixty-five (65) may retire at any time prior to his sixty-fifth birthday. In such event, his Early Retirement Date shall be the first day of the month coincident with or next following the date on which he retires from employment with an Employer. A Participant who retires on an Early Retirement Date shall be entitled to a retirement income for life, commencing upon the first day of the month coincident with or next following his Normal Retirement Date, in an amount equal to his Accrued Benefit. However, the Participant may elect, by giving at least one hundred twenty (120) days' prior written notice to the Committee, to have his retirement income begin on the first day of any month on or after his Early Retirement Date, in which event he shall be entitled to receive a retirement income for life in an amount equal to his Accrued Benefit reduced by one-third of one percent (1/3%) per month for each month between his Normal Retirement Date and the date of commencement of his retirement income payments to reflect the longer period over which payments will be received; provided that, if a Participant's age plus Years of Service for Vesting equal or exceed ninety (90), his Accrued Benefit will not be reduced if his Early Retirement Date is on or after his sixtieth birthday and will be reduced by one-third of one percent (1/3%) per month only for each month between his sixtieth birthday and his Early Retirement Date, if such date precedes his sixtieth birthday.

      4.04  TERMINATION OF VESTED PARTICIPANT

     A Participant who has completed at least five (5) Years of Service for Vesting and who terminates employment before he becomes eligible to retire on an Early Retirement Date shall be entitled to receive a retirement income for life commencing upon the first day of the month coincident with or next following his Normal Retirement Date in an amount equal to his Accrued Benefit. However, the Participant may elect, by giving prior written notice to the Committee, to have his retirement income commence earlier in accordance with (a) or (b) below:

          (a) On the first day of any month on or after his fiftieth birthday, if the sum of his age plus his Years of Service for Vesting equals or exceeds sixty-five (65), in which event he shall be entitled to receive a retirement income for life in an amount equal to his Accrued Benefit reduced by one-third of one percent (1/3%) per month for each month between his Normal Retirement Date and the date of commencement of his retirement income; or

          (b) On the first day of any month on or after his termination of employment. In this event he shall be entitled to receive a retirement income for life in an amount equal to his Accrued Benefit reduced by one-third of one percent (1/3%) per month for each month between his Normal Retirement Date and the first day of the month on or after his fiftieth birthday (if he had worked to such age) on which the sum of his age plus Years of Service for Vesting would have equalled or exceeded sixty-five (65), and actuarially reduced prior to such date to the date of commencement of his initial receipt of retirement income.

     Subject to the provisions of Section 1.07 and Article XI, a Participant who terminates employment before he completes five (5) Years of Service for Vesting and before his sixty-fifth birthday shall not be entitled to any benefits under the Plan, except as provided in Article IX.

      4.05  DISABILITY LEAVE STATUS

     A Participant whose employment terminates due to Total and Permanent Disability shall be entitled to disability leave status if the Participant has completed at least ten (10) Years of Service prior to the onset of the disability or the disability is a result of an injury suffered in connection with his employment by an Employer. While on disability leave status, the Participant shall be credited with Years of Service and with Compensation at the same rate as in effect for the Plan Year immediately preceding the Plan Year in which the Participant became Totally and Permanently Disabled until the earlier of the Participant's attainment of age sixty-five (65) or the termination of his disability leave status.
The Participant's disability leave status shall be terminated if, at any time prior to his attainment of age sixty-five (65), he engages in regular, full-time employment (other than employment determined by the Committee to be for purposes of rehabilitation); fails or refuses to undergo any medical examination ordered by the Committee, provided that the Committee shall not require the Participant to undergo more than one
(1) physical examination in
any Plan Year; or is determined by the Committee, based on any medical examination ordered by the Committee, to have recovered sufficiently to engage in regular, full-time employment. If a Participant is on disability leave status at the time he attains age sixty-five (65), he shall be entitled to retire and receive a Normal Retirement Benefit determined in accordance with Section 4.01 of the Plan. If the disability leave status of a Participant terminates before he attains age sixty-five
(65) and he returns to work for an Employer, he shall be entitled, upon his later termination of employment, to the benefits described in Section 4.01, 4.02, 4.03 or 4.04, whichever is applicable. If the disability leave status of a Participant terminates before he attains age sixty-five
(65) and he does not return to work for an Employer, he shall then be considered to have terminated employment and shall be entitled to receive the benefits described in Section 4.03 or 4.04, whichever is applicable.

      4.06  DEATH BENEFIT FOR SURVIVING SPOUSE

     If a Participant who has any vested interest in his Accrued Benefit dies either while employed or after termination of employment but prior to an Annuity Starting Date, his surviving spouse to whom he was married throughout the one (1) year period prior to the date of his death shall be entitled to retirement income for life. The amount of the benefit shall be equal to the amount the surviving spouse would have been entitled to receive if the Participant had elected to begin receiving benefits on the day preceding his death and was entitled to receive benefits in the form of a Joint and Survivor Annuity. In the case of a Participant who dies while employed, such a Participant shall be deemed to have terminated employment on the day preceding his death.

      4.07  MAXIMUM BENEFITS

     Effective September 1, 1987, for purposes of compliance with Section 415 of the Code (or any successor to said Section), the following limitations on Plan benefits are hereby imposed:

          (a) The retirement benefits payable to a Participant in any Limitation Year shall not exceed an annual sum equal to the least of:

               (1) Ninety thousand dollars ($90,000) (or such other amount as may be determined by Treasury regulations issued pursuant to Section 415 of the Code).

               (2) The Participant's average annual compensation (as defined in Section 4.9) over the three (3) consecutive calendar years during which his compensation (as defined in Section 4.9) from an Employer was the highest.

               (3) If the Participant has less than ten (10) years of participation in the Plan, the amount determined under Section 4.07(a)(1) multiplied by a fraction, the numerator of which is the number (not less than one (1)) of years (or parts thereof) of participation in the Plan and the denominator of which is ten (10).

               However, for purposes of Section 4.08(c), the numerator in the fraction above shall be the number (not less than one
          (1)) of Years of Service for Vesting.

               (4) If the Participant has less than ten (10) Years of Service for Vesting, the amount determined under Section 4.07(a)(2) multiplied by a fraction, the numerator of which is the Participant's number (not less than one (1)) of Years of Service for Vesting and the denominator of which is ten (10).

          Notwithstanding the foregoing, in the event that a Participant has never participated in any defined contribution plan maintained by the Employer or a Related Employer, the annual pension payable to such Participant shall not be deemed to exceed the limitations of this section if it does not exceed ten thousand dollars ($10,000) multiplied by a fraction, the numerator of which is the number (not less than one (1)) of the Participant's Years of Service for Vesting and the denominator of which is ten (10).

          Subparagraphs 4.07(a)(3) and (4) shall be applied separately with respect to each change in the benefit structure of the Plan.

          Pensions payable in a form other than a single life annuity shall be adjusted to an actuarially equivalent straight life annuity before applying the limitations of this Section 4.07. The interest rate assumption used to determine actuarial equivalence for this purpose shall be the greater of the interest rate specified in
     Section 1.02 of the Plan or five percent (5%). No actuarial adjustment to the benefit is required for the value of a Joint and Survivor Annuity form.

          (b)  If payments begin prior to a Participant's Social
     Security Retirement Age, the limitation in subparagraph (a)(1) shall be adjusted to the Actuarial Equivalent of such limitation as follows. For benefit payments commencing on or after age sixty-two
     (62), this adjustment will be made in such manner as the Secretary of the Treasury may prescribe which is consistent with the reduction for old age insurance benefits commencing before the Social Security Retirement Age under the Social Security Act. For benefit payments commencing prior to age sixty-two (62), such limitation shall be adjusted so that it is the Actuarial Equivalent of the limitation for benefits commencing at age sixty-two (62). The interest rate assumption used to determine actuarial equivalence for this purpose shall be the greater of the interest rate determined under Section
     1.02 of the Plan or five percent (5%). If benefit payments begin after a Participant's Social Security Retirement Age, the limitation in subparagraph (a)(1) shall be equal to the Actuarial Equivalent of an annual benefit of ninety thousand dollars ($90,000) commencing at the Social Security Retirement Age multiplied by the Adjustment
     Factor. To determine actuarial equivalence for purposes of the preceding sentence, the interest rate assumption shall be the lesser of the rate specified at Section 1.02 of the Plan or five percent
     (5%).

          (c)  For purposes of Section 4.07(b) of this Plan:

               (1) "Adjustment Factor" shall mean the cost-of-living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Code for years beginning on or after September 1, 1987 applied to such items and in such manner as the Secretary shall prescribe.

               (2) "Social Security Retirement Age" shall mean the age used as the retirement age for the Participant under Section 216(l) of the Social Security Act, except that such section shall be applied without regard to the age increase factor and as if the early retirement age under Section 216(l)(2) of such Act were sixty-two (62).

          (d) If the Current Accrued Benefit of an individual who is a Participant as of August 31, 1987 exceeds the benefit limitations under Section 415(b) of the Code, as modified by the foregoing provisions of this Section 4.07, then, for purposes of Sections 415(b) and (e) of the Code, the limitation set forth in Section 415(b)(1) of the Code with respect to such individual shall be equal to such Current Accrued Benefit.

          (e)  For purposes of Section 4.07(d), "Current Accrued
     Benefit" shall mean a Participant's Accrued Benefit under the Plan, determined as if the Participant had separated from service as of August 31, 1987, when expressed as an annual benefit within the meaning of Section 415(b)(2) of the Code. In determining the amount of a Participant's Current Accrued Benefit, the following shall be disregarded:

               (1) Any change in the terms and conditions of the Plan after May 5, 1986; and

               (2) Any cost-of-living adjustment occurring after May 5, 1986.

      4.08  COMBINED MAXIMUM LIMITATIONS

          (a) If any Participant has also participated in any qualified defined contribution plan maintained by the Company or a Related Employer during the Plan Year, and if the sum of the defined benefit plan fraction and the defined contribution plan fraction would, but for this Section 4.08, exceed 1.0 in any year for a Participant in this Plan, the numerator of the defined benefit plan fraction shall be adjusted so that the sum of the defined benefit plan fraction and the defined contribution plan fraction for any Plan Year does not exceed 1.0.

          (b) The "defined contribution plan fraction" for any Plan Year is a fraction, the numerator of which is the sum of the annual additions to the Participant's Accounts as of the close of the Plan Year under this Plan and any other defined contribution plan maintained by the Company or a Related Employer and the denominator of which is the sum of the lesser of the following amounts determined for such Plan Year and each prior year of service with the Company or a Related Employer:

               (1) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(c)(1)(A) of the Code for such Plan Year; or

               (2) The product of 1.4 multiplied by the amount which may be taken into account under Section 415(c)(1)(B) of the Code for such Plan Year.

          The annual additions for any Plan Year beginning before September 1, 1987 shall not be recomputed to treat all Employee contributions as annual additions.

          (c) The "defined benefit plan fraction" for any Plan Year is a fraction, the numerator of which is the projected annual benefit of the Participant under such plan (determined as of the close of its limitation year) and the denominator of which is the lesser of:

               (1) The product of 1.25 multiplied by the maximum dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Plan Year; or

          (2) The product of 1.4 multiplied by the amount which may be taken into account under Section 415(b)(1)(B) of the Code for such Plan Year.

          (d)  If the Plan satisfied the applicable requirements of
     Section 415 of the Code as in effect for all Limitation Years beginning before September 1, 1987, an amount shall be subtracted from the numerator of the Defined Contribution Plan

     Fraction (not exceeding such numerator), as prescribed by the Secretary of the Treasury, so that the sum of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction computed under Section 415(e)(1) of the Code does not exceed one (1).

      4.09  DEFINITION OF COMPENSATION FOR PURPOSES OF
            SECTIONS 4.07 AND 4.08

          (a) Inclusions. Solely for the purpose of applying the limitations of Sections 4.07 and 4.08, the compensation of a Participant includes:

               (1) A Participant's wages, salaries, fees for professional services, and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, reimbursements, and expense allowances);

               (2) In the case of a Participant who is an employee within the meaning of Section 401(c)(1) of the Code and the regulations thereunder, the Participant's earned income (as described in Section 401(c)(2) of the Code and the regulations thereunder);

               (3) Amounts described in Sections 104(a)(3), 105(a), and 105(h) of the Code, but only to the extent these amounts are includable in the gross income of the Employee;

               (4) Amounts paid or reimbursed by the Employer for moving expenses incurred by an Employee, but only to the extent that these amounts are not deductible by the Employee under Section 217 of the Code;

               (5) The value of a nonqualified stock option granted to an Employee by the Employer, but only to the extent that the value of the option is includable in the gross income of the Employee for the taxable year in which granted; and

               (6) The amount includable in the gross income of an Employee upon making the election described in Section 83(b) of the Code.

          (b) Exclusions From Compensation. Solely for the purpose of applying the limitations of Sections 4.07 and 4.08, the compensation of a Participant excludes:

               (1) Employer contributions to a plan of deferred compensation which are not included in the Participant's gross income for the taxable year in which contributed, Employer contributions under a simplified employee pension plan to the extent such contributions are excluded from the Participant's gross income, or any distributions from a plan of deferred compensation;

               (2)  Amounts realized from the exercise of a
          nonqualified stock option, or when restricted stock (or property) held by the Participant either becomes freely transferable or is no longer subject to substantial risk of forfeiture;

               (3) Amounts realized from the sale, exchange, or other disposition of stock acquired under a qualified stock option; and

               (4) Other amounts which received special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) toward the purchase of an annuity described in Code Section 403(b) (whether or not the amounts are actually excludable from the gross income of the Employee).

      4.10  REEMPLOYMENT AFTER RECEIPT OF BENEFITS

          (a) A vested Participant who terminates employment and is rehired without having received retirement benefits and who once again becomes a Participant in the Plan may later retire and receive benefits based upon his total Years of Service and Career Earnings both before and after such termination and reemployment.

          (b) A Participant who retires and is rehired prior to his Normal Retirement Date after receiving retirement benefits shall have such payments suspended.

          In the event that a reemployed, retired Participant accrues further Years of Service, he may later retire again, to receive benefits based upon his total Years of Service and Career Earnings both before and after such termination and reemployment. However, the subsequent retirement benefits shall be reduced by the Actuarial Equivalent of the benefits he previously received prior to his reemployment.

          (c) A Participant who retires and is rehired after his Normal Retirement Date and after receiving retirement benefits shall have such payments suspended. No payment shall be suspended unless the Administrative Committee gives written notice to the Employee by personal delivery or first-class mail, during the month in which his reemployment occurs that he will not receive any benefit for any calendar month of employment during which he works forty (40) or more Hours of Service. The benefit of such Participant shall be actuarily increased to reflect the benefit payable to such Participant for any calendar month during which he does not complete forty (40) Hours of Service. If such Participant dies before the commencement of his benefit, as so increased, a single sum equal to the aggregate benefit payable to the Participant for each month after his Normal Retirement Date during which he did not complete at least forty (40) Hours of Service shall be paid to his surviving spouse, and if none, to his estate. Hours of Service in this subsection are hours as defined under Department of Labor Regulation
     Section 2530.200b-2(a).

          In the event that a reemployed, retired Participant accrues further Years of Service, he may later retire again, to receive benefits based upon his total Years of Service and Career Earnings both before and after such termination and reemployment. However, the subsequent retirement benefits shall be reduced by the Actuarial Equivalent of the benefits he previously received prior to his Normal Retirement Date.

     4.11  PFIZER TRANSFEREES

          Any provision in this Plan to the contrary notwithstanding, any employee of Pfizer Inc. who elected to transfer his/her employment from Pfizer Inc. to DEKALB-PFIZER GENETICS effective January 1, 1990, shall, for all purposes under this Plan, receive credit for his/her years of service and earnings with Pfizer Inc.

                          ARTICLE V

                FORM AND PAYMENT OF BENEFITS


      5.01  LIFE ANNUITY

     If a Participant is unmarried as of his Annuity Starting Date, the benefit payments determined under Article IV shall be in the form of a Life Annuity, unless the Participant elects an optional form of payment provided in the Plan in accordance with the procedures of Section 5.03. The Life Annuity form of benefit described in this Section 5.01 is sometimes referred to herein as the "normal form" of benefit.

      5.02  JOINT AND SURVIVOR ANNUITY

     If a Participant is married as of his Annuity Starting Date, benefit payments determined under Article IV shall be in the form of a Joint and Survivor Annuity, unless the Participant, with the consent of the Participant's spouse, elects either the Life Annuity or an optional form of payment provided in the Plan in accordance with the procedures of
Section 5.04.

      5.03  ELECTION NOT TO RECEIVE LIFE ANNUITY

     An unmarried Participant may elect in writing, during the ninety
(90) day period ending on his Annuity Starting Date, to waive the automatic Life Annuity form of benefit described in Section 5.01 and to make a qualified election of an optional form of payment permitted under the Plan. Not less than thirty (30) days and not more than ninety (90) days prior to the Participant's Annuity Starting Date and consistent with such regulations as the Secretary of the Treasury may prescribe, the Committee shall provide the Participant with a written explanation of:

          (a)  The terms and conditions of the Life Annuity;

          (b) The Participant's right to make and the effect of an election to waive the Life Annuity;

          (c) The right of the Participant to revoke each such election and the effect of such revocation; and

          (d) The terms, conditions and relative values of the various optional forms of benefit available under the Plan.

      5.04  ELECTION NOT TO RECEIVE JOINT AND SURVIVOR
            ANNUITY

     A Participant may, with his spouse's written consent, elect in writing, during the ninety (90) day period ending on his Annuity Starting Date, to waive the automatic Joint and Survivor Annuity form of payment described in Section 5.02 and to make a qualified election of either the Life Annuity or an optional form of payment permitted under the Plan. The spouse's consent must acknowledge the effect of such election and be witnessed by a notary public. The spouse must also consent to the specific optional form of benefit chosen. Not less than thirty (30) days and not more than ninety (90) days prior to the Participant's Annuity Starting Date and consistent with such regulations as the Secretary may prescribe, the Committee shall provide the Participant with a written explanation of:

          (a)  The terms and conditions of the Joint and Survivor
     Annuity;

          (b) The Participant's right to make and the effect of an election to waive the Joint and Survivor Annuity;

          (c) The right of the Participant's spouse to consent to any election to waive the Joint and Survivor Annuity;

          (d) The right of the Participant to revoke such election and the effect of such revocation; and

          (e) The terms, conditions and relative values of the various optional forms of benefit available under the Plan.

      5.05  PAYMENT IN OPTIONAL FORM ON RETIREMENT

          (a) Except as otherwise provided in subsections (b) and (c) below, the following optional forms of payment shall be available, all of which shall be the Actuarial Equivalent of the retirement income payable to the Participant in the normal form:

               (1) Ten Year Certain and Life. A reduced retirement benefit payable monthly to the Participant for a period certain of ten (10) years and during his lifetime thereafter, with payments to continue to a Beneficiary designated by the Participant for the balance of the ten (10) year period if he should die within such period; or

               (2) Fifty Percent (50%) Joint and Contingent Benefit. A reduced retirement benefit payable monthly to the Participant during his lifetime, with payments in one-half (1/2) of such amount to continue after his death to a Beneficiary designated by the Participant for the lifetime of the Beneficiary; or

               (3) Single Sum Cash Payment. A retirement benefit payable to the Participant in one (1) sum.

          Distribution, if not made in a lump sum, may be made over only one (1) of the following periods (or a combination thereof):

                 (i)  The life of the Participant;

                (ii)  The life of the Participant and a designated
          Beneficiary;

               (iii) A period certain not extending beyond the life expectancy of the Participant; or

                (iv) A period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

          A Participant's life expectancy may be recalculated no more frequently than annually. However, the life expectancy of a nonspouse Beneficiary may not be recalculated. If a Participant's spouse is not the designated Beneficiary, the method of distribution selected must assure that at least fifty percent (50%) of the present value of the amount available for distribution is paid within the life expectancy of the Participant.

          (b) Pursuant to the provisions of Sections 5.03 and 5.04, a Participant who retires on a Retirement Date shall have the right to receive the Actuarial Equivalent of his Accrued Benefit as of August 31, 1989 in the form of a one hundred percent (100%) joint and contingent beneficiary annuity. This form of annuity is a reduced retirement benefit payable to the Participant during his lifetime, with payments in the same amount to continue after his death for the lifetime of a Beneficiary designated by such Participant.

          (c)  If a Participant entitled to receive benefits pursuant to
     Section 4.04 elects to receive benefits on termination of employment but, pursuant to Section 5.03 or 5.04, elects not to receive the applicable Life Annuity or Joint and Survivor Annuity form of payment, then such Participant's optional form of benefit payment shall be a single sum cash payment.

          (d) If the single sum Actuarial Equivalent of a Participant's benefit is greater than three thousand five hundred dollars ($3,500) and the Annuity Starting Date precedes his Normal Retirement Date, then such Participant must consent in writing to the early commencement of benefits. Such Participant's spouse, if any, must also consent to an early commencement of benefits if payments are not made in the form of a Joint and Survivor Annuity.

          (e) A married Participant who elects an optional form of payment on retirement or termination of employment must have his spouse's written consent to the specific optional form of payment selected.

          (f) If a Participant who has elected an optional form of benefit dies prior to his Annuity Starting Date, retirement income payments shall be made in accordance with the provisions of the Plan as if no optional form of retirement income had been elected. If a Participant who has elected an optional form of benefit dies either on or after his Annuity Starting Date, retirement income payments shall be made in accordance with the optional form elected. Notwithstanding the foregoing, if, in accordance with the provision of this subsection (f), a married participant has elected to receive his August 31, 1989 Accrued Benefit in a one hundred percent (100%) joint and contingent beneficiary annuity, with his spouse as contingent annuitant, and he dies before his Annuity Starting Date, the elected form is treated as the Joint and Survivor Annuity with respect to the August 31, 1989 Accrued Benefit and the pre-retirement death benefit provided in Section 4.06 must be based on such form.

          (g) If the single sum Actuarial Equivalent value of any benefit is three thousand five hundred dollars ($3,500) or less, the Committee shall direct the Trustee to pay such benefit as soon as practicable (whether or not the Participant has reached a Retirement
     Date) in a single sum cash payment which shall be the Actuarial Equivalent of the retirement income otherwise payable. For purposes of this Section, if the vested portion of the Participant's benefit is zero (0), the Participant shall be deemed to have received a distribution of such benefit as of his date of termination of employment.

          (h) If an approved optional form of benefit is elected pursuant to Section 5.05(a)(1) or (2) and if no named original or successive Beneficiary survives the Participant, any payments remaining during a period certain shall be continued:

               (1)  To the Participant's surviving spouse;

               (2)  If there is no surviving spouse, to the
          Participant's descendants (including legally adopted children and their descendants) per stirpes; or

               (3) If there is neither a surviving spouse nor surviving descendants, to the executor or other personal representative of the Participant to be distributed in accordance with the Participant's will or applicable law.

      5.06  ADMINISTRATIVE POWERS RELATING TO PAYMENTS

     In the event that a Participant or Beneficiary is declared incompetent for any reason and a conservator or other person legally charged with the care of his person or of his estate is appointed, the Committee shall direct the Trustee to make such payments directly to such conservator or to such other person.

     Any payment made pursuant to this Section 5.06 shall be in complete discharge of the obligation for such payment under the Plan.

      5.07  NO GUARANTY OF BENEFITS

     The benefits provided under the Plan shall be paid solely from the assets of the Trust Fund. Except to the extent provided by ERISA, nothing contained in the Plan or the Trust Agreement shall constitute a guaranty by an Employer or the Trustee that the assets of the Trust Fund will be sufficient to pay any benefit to any person.

      5.08  DEATH DISTRIBUTION REQUIREMENTS

     In addition to any other requirements specified in the Plan, if the Participant dies after his Annuity Starting Date, the remaining portion of his retirement income will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death. If a Participant dies prior to his Annuity Starting Date and the single sum Actuarial Equivalent of the pre-retirement death benefit payable to his spouse under Section 4.06 exceeds, or at the time of any prior distribution exceeded, three thousand five hundred dollars ($3,500) (or such other sum as may be established by the Secretary of the Treasury), the pre-retirement death benefit payable to his spouse will become payable commencing upon the first day of the month coincident with or next following the month in which the Participant would have attained age 65, unless the spouse consents in writing to an earlier distribution. The surviving spouse may elect to commence such pre-retirement death benefits within a reasonable period after the Participant's death. Benefits commencing after the date on which payment could reasonably have been paid, will be the Actuarial Equivalent of the benefit to which the surviving spouse would have been entitled if benefits had commenced at the earliest payment date.

     If the single sum Actuarial Equivalent of the pre-retirement death benefit payable under Section 4.06 does not exceed and at the time of any prior distribution did not exceed three thousand five hundred dollars ($3,500) (or such other sum as may be established by the Secretary of the Treasury), then the Committee shall direct the Trustee to pay such benefit to the spouse in a single sum cash payment which shall be the single sum Actuarial Equivalent of the retirement income otherwise payable, as soon as practicable following the Participant's date of death.

      5.09  TIME OF PAYMENT

     Unless the Participant elects otherwise, payment shall be made or shall commence not later than the sixtieth day after the latest of the close of the Plan Year in which:

          (a)  The Participant attains age sixty-five (65);

          (b) The tenth anniversary of the year in which the Participant commenced participation in the Plan occurs; or

          (c) The Participant terminates his employment with the Employer.

     Payment of retirement income to any Plan Participant shall in any event be made or commence no later than the April 1 of the calendar year following the calendar year in which the Participant attains age seventy and one-half (70 1/2), whether or not such Participant has retired. The preceding sentence shall not apply to a Participant who:

          (a) Has made a written election to receive his benefits under the Plan at a later date in accordance with Section 242(b) of the Tax Equity and Fiscal Responsibility Act of 1982; or

          (b) Has attained age seventy and one-half (70 1/2) before January 1, 1988 and was not a five percent (5%) owner of the Company or a Related Employer at any time during the Plan Year ending with or within the calendar year in which such individual attained age sixty-six and one-half (66 1/2) or any subsequent Plan Year.

     All distributions under the Plan must meet the minimum distribution incidental benefit requirements in Section 401(a)(9) of the Code and regulations thereunder.

      5.10  DISTRIBUTIONS TO ALTERNATE PAYEES

     Anything in this Plan to the contrary notwithstanding, the Committee shall pay the actuarial equivalent of Accrued Benefits established for an Alternate Payee to such Alternate Payee at the time stipulated in a Qualified Domestic Relations Order, or as soon thereafter as the amount can be ascertained, without regard to the continued employment of the Participant.

     5.11  DIRECT ROLLOVERS

          (a) This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Section, a Distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a direct rollover. Notwithstanding the above, an Eligible Rollover Distribution of less than two hundred dollars ($200) is not eligible for a Direct Rollover. Further, if the Distributee elects to have only a portion of the Eligible Rollover Distribution paid to an Eligible Retirement Plan in the form of a Direct Rollover, that portion must be equal to at least five hundred dollars ($500).

          (b) Definitions: For purposes of this Section 5.11, the following definitions apply:

               (1) ELIGIBLE ROLLOVER DISTRIBUTION means any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include any distribution that is one (1) of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated beneficiary, or for a specified period of ten (10) years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

               (2) ELIGIBLE RETIREMENT PLAN means an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity.

               (3) DISTRIBUTEE includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are Distributees with regard to the interest of the spouse or former spouse.

               (4) DIRECT ROLLOVER means a payment by the plan to the Eligible Retirement Plan specified by the Distributee.

                         ARTICLE VI

                     PLAN ADMINISTRATION


      6.01  ADMINISTRATIVE COMMITTEE

          (a) The Board shall appoint an Administrative Committee, to be known as the "Committee," as the Plan Administrator, to administer the Plan, to keep records and to notify each Participant, former Participant or Beneficiary of his benefit. The members of the Committee shall serve at the pleasure of the Board; they may be officers, directors or Employees of an Employer or any other individuals. Any member may resign by delivering his written resignation to the Board. Vacancies arising by resignation, death, removal or otherwise shall be filled by the Board. The Company shall advise the Trustee in writing of the names of the members of the Committee and of any changes in membership. The Committee shall consist of three (3) or more persons.

          (b) The Company shall be the "Named Fiduciary" for purposes of ERISA and shall be subject to service of process on behalf of the Plan.

      6.02  POWERS AND DUTIES OF THE COMMITTEE

     The Committee shall administer the Plan in accordance with its terms and shall have all powers necessary to carry out the provisions of the Plan. The Committee shall direct the Trustee in writing concerning all payments which shall be made out of the Trust Fund pursuant to the Plan. Such written order to the Trustee shall specify the name of the person, his address and the amount and frequency of payments. The Committee shall make recommendations to the Board with respect to the appointment and dismissal of investment managers under the Trust and will review the performance of the investment managers from time to time. The Committee shall interpret the Plan and shall determine all questions arising in the administration, interpretation and application of the Plan, including but not limited to questions of eligibility and the status and rights of Participants, former Participants, Alternate Payees, Beneficiaries and other persons. The Committee shall establish reasonable procedures to determine whether a Domestic Relations Order is a Qualified Domestic Relations Order. Such procedures must be in writing, must provide for the prompt notification of each person specified in the order as being entitled to payment of benefits under the Plan and must permit an Alternate Payee to designate a representative for receipt of copies of notices that are sent to the Alternate Payee with respect to a Domestic Relations Order.

     Any such determination by the Committee shall be conclusive and binding on all persons. The regularly kept records of the Company or Related Employers shall be conclusive and binding upon all persons with respect to an Employee's Hours of Service, date and length of employment, amount of Compensation, type and length of any absence from work and all other matters contained therein relating to Employees. All rules and determinations of the Committee shall be applied uniformly and consistently to all persons in similar circumstances.

      6.03  EXERCISE OF THE COMMITTEE'S DUTIES

     The Committee shall discharge its duties:

          (a) For the exclusive purpose of providing benefits to Plan Participants, former Participants and Beneficiaries; and

          (b) With the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

      6.04  ORGANIZATION AND OPERATION OF THE COMMITTEE

          (a) The Committee shall act by a majority vote of its members at the time in office, and such action may be taken either by a vote at a meeting or in writing without a meeting. The signature of any one (1) of the members will be sufficient to authorize Committee action. A Committee member shall not participate in discussions of or vote upon matters pertaining to his own participation in the Plan, except to the extent such matters affect Participants generally.

          (b) The Committee may authorize any one (1) of its members or any other person to execute any document or documents on behalf of the Committee, in which event the Committee shall notify the Trustee in writing of such action and the name or names of such member or person. The Trustee thereafter shall accept and rely upon any document executed by such members or persons as representing action by the Committee until the Committee shall file with the Trustee a written revocation of such designation.

          (c) The Committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs and, with the consent of the Company, may appoint such accountants, counsel, actuaries and other persons as it deems necessary or desirable in connection with the administration of this Plan. The Committee shall be entitled to rely conclusively upon, and shall be fully protected in any action taken by it in good faith in relying upon, any opinions or reports which shall be furnished to it by any such accountant, counsel, actuary or other specialist.

      6.05  RECORDS AND REPORTS OF THE COMMITTEE

     The Committee shall keep a record of all its proceedings and acts and shall keep all such books of account, records and other data as may be necessary for proper administration of the Plan. The Committee shall notify the Trustee and the Company of any action taken by the Committee and, when required, shall notify any other interested person or persons.

      6.06  COMPENSATION AND EXPENSES OF THE COMMITTEE

     The members of the Committee shall serve without compensation for service as such, but all proper expenses incurred by the Committee incident to the functioning of the Plan shall be paid by the Employers.

      6.07  INDEMNITY OF THE COMMITTEE MEMBERS

     The Employers shall indemnify and defend each member of the Committee against any and all claims, losses, damages, expenses (including reasonable attorneys' fees) and liability arising from any action or failure to act in connection with the administration of the Plan, except when the same is judicially determined to be due to the gross negligence or willful misconduct of such member.

                         ARTICLE VII

                      CLAIMS PROCEDURES


     7.01  INFORMAL REVIEW

     Any Participant, former Participant, Alternate Payee or Beneficiary who wishes to request an informal review of a claim for benefits or who wishes an explanation of a benefit or its denial may direct to the Committee a written request for an informal review. The Committee shall respond to the request by issuing a notice to the claimant as soon as possible, but in no event later than sixty (60) days from the date of the request. This notice furnished by the Committee shall be written in a manner calculated to be understood by the claimant and shall include the following:

          (a) The specific reason or reasons for any denial of benefits;

          (b) The specific Plan provisions on which any denial is based;

          (c) A description of any further material or information which is necessary for the claimant to perfect his claim and an explanation of why the material or information is needed; and

          (d) An explanation of the Plan's formal claim review procedure.

     If the claimant does not respond to the notice, posted by first class mail to the address of record of the claimant, within one hundred twenty (120) days from the posting of the notice, the claimant shall be considered satisfied in all respects. If the Committee fails to respond to the claimant's written request for an informal review, the claimant shall be entitled to proceed to the formal claim review procedure described in Section 7.02.

      7.02  FORMAL REVIEW

     In the event that the notice concerning the informal review is insufficient to satisfy the claimant, the claimant or his duly authorized representative shall submit to the Committee, within one hundred twenty
(120) days of the posting of the notice, a written notification of appeal of the claim denial. The notification of appeal of the claim denial shall permit the claimant or his duly authorized representative to utilize the following formal claim review procedures:

          (a)  To review pertinent documents; and

          (b) To submit issues and comments in writing to which the Committee shall respond.

     The Committee shall furnish a written decision on formal review not later than sixty (60) days after receipt of the notification of appeal, unless special circumstances require an extension of the time for processing the appeal. In no event, however, shall the Committee respond later than one hundred twenty (120) days after a request for a formal review. The decision on formal review shall be in writing and shall include specific reasons for the decision, and shall be written in a manner calculated to be understood by the claimant and shall contain specific reference to the pertinent Plan provisions on which the decision is based.

                        ARTICLE VIII

             TEMPORARY RESTRICTIONS ON BENEFITS
                IN CASE OF EARLY TERMINATION


      8.01  TEMPORARY RESTRICTIONS ON BENEFITS IN CASE OF
            EARLY TERMINATION

          (a) The annual payments to a restricted Participant shall be limited to an amount equal to the payments that would be made on behalf of such restricted Participant under a single life annuity that is the Actuarial Equivalent of the sum of the restricted Participant's Accrued Benefit and other benefits under the Plan.

          Notwithstanding the foregoing, the restriction set forth in this Section 8.01 shall not apply in the event that either of the following requirements is met:

               (1) The value of the Plan assets equals or exceeds one hundred ten percent (110%) of the value of the Plan's current liabilities, as defined under Section 412(1)(7) of the Code, after payment to a restricted Participant of his "Benefits" as described in paragraph (b) below; or

               (2)  The value of "Benefits," as described in paragraph
          (b) below, of a restricted Participant is less than one percent (1%) of the value of the Plan's current liabilities, as defined in Section 412(1)(7) of the Code.

          For purposes of this Section 8.01, "restricted Participant" means a Participant or former Participant who is among the twenty-five (25) highest paid highly compensated employees.

          (b) "Benefits," for purposes of this Section 8.01, shall include loans in excess of the amounts set forth in Section 72(p)(2)(A) of the Code, any periodic income, the value of any withdrawals made by the Participant, in the event the Participant is still living, and any death benefits not provided for by insurance on the Participant's life.

     8.02  RESTRICTION OF BENEFITS

     In the event of Plan termination, the benefit of any Participant or former Employee who is a highly compensated employee shall be limited to a benefit that is nondiscriminatory under Section 401(a)(4) of the Code.

     For purposes of this Section 8.02, "highly compensated employee" shall mean highly compensated employee as defined under Section 414(q) of the Code.
                         ARTICLE IX

                  AMENDMENT AND TERMINATION


      9.01  RIGHT TO AMEND OR TERMINATE

     The Company reserves to itself the right to alter, amend, modify, revoke or terminate in whole or in part this Plan or any Trust that may be established by it to effect the implementation of this Plan, or both, and each Employer, in adopting this Plan, consents to any such alteration, amendment, modification, revocation or termination. The Company, by resolution of the Board, may terminate the Plan with respect to any or all Employers. Each Employer, by a resolution of its Board of Directors, may terminate its participation in the Plan. If the Plan is terminated by fewer than all Employers, it shall continue in effect for Participants employed by the remaining Employers. Subject to the provisions of ERISA, and without limiting the general applicability of the preceding provisions of this section, the Company specifically reserves the right to amend the Plan to change:

          (a) The requirements of or the dates upon which early or normal retirement may occur;

          (b) The factors and methods used to calculate early retirement benefits; or

          (c) The factors and methods used to calculate benefit options;

in all three (3) cases, to reflect changes in common or customary practice or in the requirements for receipt of Social Security benefits; provided, however, that no amendment:

          (a) Shall have the effect of vesting in the Employer or any Related Employer any interest in or control of any funds, securities or other property subject to the terms of the Trust;

          (b) Shall authorize or permit at any time any part of the corpus or income of the Trust Fund to be used for or diverted to purposes other than for the exclusive benefit of Participants, former Participants and their Beneficiaries, except as provided in
     Section 3.04;
          (c) Shall have any retroactive effect as to deprive any Participant, former Participant or Beneficiary of any benefit already accrued, save only that no amendment made in conformance with the provisions of the Code or any other statute relating to employees' trusts, or of any official regulation or rulings issued pursuant thereto, shall be considered prejudicial to the rights of any Participant or Beneficiary; and

          (d) Shall eliminate an optional form of benefit or decrease an Accrued Benefit.

      9.02  TERMINATION

          (a) It is the expectation of each Employer that it will continue this Plan and the payment of contributions hereunder indefinitely, but the continuation of the Plan is not assumed as a contractual obligation of an Employer, and the right is reserved by each Employer at any time to discontinue permanently its contributions hereunder. In the event that the Plan is terminated in whole or in part or if contributions by the Employers are discontinued completely, the benefits then accrued for all affected Participants shall be fully vested and nonforfeitable. Notwithstanding the previous sentence, a person shall have recourse in seeking satisfaction of his benefits against only the Trust Fund and the Pension Benefit Guaranty Corporation. No Participant, former Participant, Alternate Payee or Beneficiary shall have a claim against any Employer, the Trust or any Plan fiduciary for any benefit in excess of the amount funded on the date of the Plan termination. A complete discontinuance of contributions shall not include any suspension of contributions if the benefits to be paid under the Plan are not affected at any time by the suspension and if the unfunded past service cost at any time does not exceed the unfunded past service cost as of the effective date of the Plan (plus any additional past service or supplemental costs added by amendment).

          (b) This Plan may be terminated by the Board at any time, but the Company must notify the Pension Benefit Guaranty Corporation of its intention to terminate the Plan. Such termination shall become effective upon the date agreed to by the Pension Benefit Guaranty Corporation and the Company.

          (c)  The funds are to be allocated in such manner as:
               (1)  To continue benefits which began to be paid three
          (3) years before the termination date under the provisions of the Plan in effect during the five (5) years prior to termination which would provide the smallest benefit. Benefits which would be in this category if the Participant eligible for benefits had elected to begin receipt of such benefit payments at least three (3) years prior to the termination shall also be provided;

               (2) Then to provide all other insured benefits guaranteed by the Pension Benefit Guaranty Corporation, including benefits for a substantial owner who owns directly or indirectly more than ten percent (10%) of the Company's voting stock;

               (3)  Then to provide all other nonforfeitable benefits;

               (4)  Then to provide all other benefits under the Plan;
          and

               (5) Then to provide a return to the Company of any balance due to actuarial error if any assets remain after all liabilities with respect to Participants, former Participants and Beneficiaries have been satisfied.

               This allocation is intended to fulfill the requirements of ERISA, and assets shall be allocated on the basis of ERISA should the above provisions and ERISA differ.

      9.03  PARTIAL TERMINATION

     In the event the Plan is partially terminated, the Participants affected shall have a nonforfeitable right to the benefits accrued to the date of the partial termination. The Trustee may purchase annuity contracts, make single sum settlements or retain the assets for such Participants within the Trust Fund as directed by the Employer. If the assets are retained within the Trust Fund, the benefits for those Participants shall be paid when due by the Trustee in the same manner as for all other Participants.

      9.04  METHOD OF PAYMENT

     Provided no discrimination in value results, the Company shall direct that the amount allocated to any or all persons under the foregoing provisions of this Article IX be paid either in a single sum payment or through the purchase of annuity contracts.

      9.05  NOTICE OF AMENDMENT, TERMINATION OR PARTIAL
            TERMINATION

     Affected Participants will be notified of an amendment, termination or partial termination of the Plan as required by the applicable provisions of ERISA.

                          ARTICLE X

                        MISCELLANEOUS


     10.01  NO CONTRACT OF EMPLOYMENT

     Nothing herein contained shall be construed to constitute a contract of employment between any Employer and any Employee. The employment records of the Employers and the Trustee's records shall be final and binding upon all Employees as to eligibility and participation.

     10.02  MERGER OR CONSOLIDATION OF PLAN, TRANSFER OF
            ASSETS

     Any merger or consolidation of the Plan with another plan or transfer of Plan assets or liabilities to any other plan shall be effected, in accordance with such regulations, if any, as may be issued pursuant to Section 208 of ERISA, in such a manner that each Participant in the Plan would receive, if the merged, consolidated or transferred plan were terminated immediately following such event, a benefit which is equal to or greater than the benefit he would have been entitled to receive if the Plan had terminated immediately before such event.

     10.03  DATA

     It shall be a condition precedent to the payment of all benefits under the Plan that each Participant, former Participant, Alternate Payee and Beneficiary must furnish to the Company such documents, evidence or information as the Company considers necessary or desirable for the purpose of administering the Plan, or to protect the Company or the Trustee.

     10.04  RESTRICTIONS UPON ASSIGNMENTS AND CREDITORS'
            CLAIMS

     Except as otherwise provided in the Plan, no Participant, former Participant or any Beneficiary, or the estate of any such person, shall have the power to assign, pledge, encumber or transfer any interest in the Trust Fund while the same shall be in possession of the Trustee. Any such attempt at alienation shall be void. No such interest shall be subject to attachment, garnishment, execution, levy or any other legal or equitable proceeding or process, and any attempt to so subject such interest shall be void. The preceding shall apply also to the creation, assignment or recognition of any right to any benefit payable with respect to a Participant pursuant to a Domestic Relations Order, unless such order is determined to be a Qualified Domestic Relations Order. A Domestic Relations Order entered before January 1, 1985 will be treated as a Qualified Domestic Relations Order if payment of benefits pursuant to the order has commenced as of such date and may be treated as a Qualified Domestic Relations Order if payment of benefits has not commenced as of such date, even though the order does not satisfy the requirements of Section 414(p) of the Code.

     10.05  RESTRICTION OF CLAIMS AGAINST TRUST FUND

     The Trust Fund under this Plan and Trust Agreement from its inception shall be a separate entity aside and apart from each Employer and its assets. The Trust and the corpus and income thereof shall in no event and in no manner whatsoever be subject to the rights or claims of any creditor of any Employer. Neither the establishment of the Trust Fund, the modification thereof, the creation of any fund or account nor the payment of any benefits shall be construed as giving any Participant or any other person whomsoever any legal or equitable rights against an Employer or the Trustee unless the same shall be specifically provided for in this Plan.

     10.06  BENEFITS PAYABLE BY TRUST FUND

     All benefits payable under the Plan shall be paid or provided for solely from the Trust Fund, and the Employers assume no liability or responsibility therefor.

     10.07  SUCCESSOR TO EMPLOYER

     In the event that any successor to an Employer, by merger, consolidation, purchase or otherwise, shall elect to adopt the Plan, such successor shall be substituted hereunder for that Employer upon filing in writing with the Trustee its election to do so.

     10.08  APPLICABLE LAW

     The Plan shall be construed and administered in accordance with ERISA and with the laws of Illinois, to the extent that such laws are not preempted by ERISA.

     10.09  INTERNAL REVENUE SERVICE APPROVAL

     This Plan, as amended and restated, shall be effective as of September 1, 1989, provided that the Company shall obtain a favorable determination letter from the Internal Revenue Service that this Plan and the related Trust Agreement qualify under Sections 401(a) and 501(a) of the Code, as amended. Any modification or amendment of this Plan may be made retroactive as necessary or appropriate in order to secure or maintain such qualification.

                         ARTICLE XI

                    TOP-HEAVY PROVISIONS


     11.01  EFFECTIVE DATE

     Notwithstanding any other provision of the Plan to the contrary, the following provisions shall apply with respect to any Plan Year beginning on or after September 1, 1989 in which the Plan is deemed to be Top-heavy.


     11.02  DEFINITIONS

     For purposes of applying the provisions of this Article XI to the terms of the Plan, the words listed below shall have the following meanings:

     DETERMINATION DATE means, with respect to any Plan Year, the last day of the immediately preceding Plan Year or, in the case of the first Plan Year, the last calendar day of the first Plan Year.
     KEY EMPLOYEE means any Employee or former Employee (or any Beneficiary of such Employee) who, at any time during the Plan Year or any of the four (4) immediately preceding Plan Years (or, if fewer, the total number of Plan Years during which the Plan has been in effect) is or was:

          (a) An officer of an Employer or a Related Employer whose annual Compensation exceeds fifty percent (50%) of the dollar limitation under Section 415(b)(1)(A) of the Code for any such Plan Year;

          (b) An owner (or considered an owner under Section 318 of the Code) of one (1) of the ten (10) largest interests in an Employer or a Related Employer if such individual's Compensation exceeds the dollar limitation under Section 415(c)(1)(A) of the Code;

          (c)  A five percent (5%) owner of an Employer; or

          (d) A one percent (1%) owner of an Employer whose annual Compensation from the Employer and Related Employers exceeds one hundred fifty thousand dollars ($150,000).

          An officer is defined as an actual officer of an Employer or a Related Employer, provided that not more than the greater of three
     (3) Employees or ten percent (10%) of the Employees (but in no event more than fifty (50) Employees) shall be considered as officers in determining whether a plan is Top-heavy.

     NON-KEY EMPLOYEE means any Employee who is not a Key Employee. PERMISSIVE AGGREGATION GROUP means the Required Aggregation Group of plans plus any other plan or plans of an Employer or a Related Employer which, when considered as a group with the Required Aggregation Group, would continue to satisfy the requirements of Sections 401(a)(4) and 410 of the Code.

     PRESENT VALUE means that present value determined in accordance with the interest rate and mortality tables specified in Section 1.02 of the Plan.

     REQUIRED AGGREGATION GROUP means the group of:

          (a) Each qualified plan of an Employer or a Related Employer in which at least one (1) Key Employee participates; and

          (b) Any other qualified plan of an Employer or a Related Employer which enables a plan described in (a) to meet the requirements of Section 401(a)(4) or 410 of the Code.

     TOP-HEAVY. This Plan shall be deemed Top-heavy for any Plan Year if, as of the Determination Date for such Plan Year, any of the following conditions exist:

          (a) If the Top-heavy Ratio for this Plan exceeds sixty percent (60%) and this Plan is not part of a Required Aggregation Group of plans or Permissive Aggregation Group of plans;

          (b) If this Plan is part of a Required Aggregation Group of plans (but is not part of a Permissive Aggregation Group of plans) and the Top-heavy Ratio for the group of plans exceeds sixty percent (60%); or

          (c) If this Plan is part of a Required Aggregation Group of plans and part of a Permissive Aggregation Group of plans and the Top-heavy Ratio for the Permissive Aggregation Group of plans exceeds sixty percent (60%).
     TOP-HEAVY RATIO means:

          (a) If an Employer or a Related Employer maintains one (1) or more defined benefit plans and an Employer has never maintained any defined contribution plans (including any simplified employee pension plan) which, during the five (5) Plan Year period ending on the Determination Date, has covered or could have covered a Participant in the Plan, the Top-heavy Ratio for this Plan alone or for the Required Aggregation Group or the Permissive Aggregation Group, as appropriate, shall be a fraction, the numerator of which is the sum of the Present Value of Accrued Benefits of all Key Employees under the aggregated defined benefit plans as of the Determination Date (including any part of any accrued benefit distributed in the five
     (5) Plan Year period ending on the Determination Date), and the denominator of which is the sum of the Present Value of all Accrued Benefits (including any part of any accrued benefit distributed in the five (5) Plan Year period ending on the Determination Date) of all Participants as of the Determination Date, both computed in accordance with Section 416 of the Code. The numerator and denominator of the Top-heavy Ratio shall be adjusted to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under
     Section 416 of the Code.

          (b) If an Employer or a Related Employer maintains or has maintained one (1) or more defined benefit plans and an Employer or a Related Employer maintains or has maintained one (1) or more defined contribution plans (including any simplified employee pension plan) which, during the five (5) Plan Year period ending on the Determination Date, has or has had any account balances, the Top-heavy Ratio for the Required Aggregation Group or the Permissive Aggregation Group, as appropriate, shall be a fraction, the numerator of which is the sum of the account balances of all Key Employees under the aggregated defined contribution plans and the Present Value of the Accrued Benefits of all Key Employees under the aggregated defined benefit plans as of the Determination Date, and the denominator of which is the sum of the account balances of all Participants under the aggregated defined contribution plans, and the Present Value of the Accrued Benefits of all Participants under the aggregated defined benefit plans as of the Determination Date, determined in accordance with Section 416 of the Code. The numerator and denominator of the Top-heavy Ratio shall be adjusted for any distribution of an account balance or Accrued Benefit made in the five (5) Plan Year period ending on the Determination Date and any contributions due but unpaid as of the Determination Date.


          (c) For purposes of paragraphs (a) and (b) above, the value of account balances and the Present Value of Accrued Benefits shall be determined as of the most recent Valuation Date occurring within the twelve (12) month period ending on the Determination Date, except as provided in Section 416 of the Code for the first and second Plan Years of a defined benefit plan. The Accrued Benefits of Non-Key Employees shall be determined under the method which is used for accrual purposes for all plans of the Employer or a Related Employer or, if there is no such method, then as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional accrual rate of Code Section 411(b)(1)(C). The account balances and Accrued Benefits of a Participant who is not a Key Employee but who was a Key Employee in a prior Plan Year or, effective for Plan Years beginning on or after September 1, 1985, who has not performed any services for an Employer or a Related Employer at any time during the five (5) Plan Year period ending on the Determination Date, shall be disregarded. The calculation of the Top-heavy Ratio and the extent to which distributions, rollovers and direct transfers are taken into account will be made in accordance with Section 416 of the Code. When aggregating plans, the value of account balances and the Present Value of Accrued Benefits shall be calculated with reference to the Determination Dates that fall within the same calendar year.

     VALUATION DATE means the same valuation date used for computing Plan costs for minimum funding, regardless of whether an actuarial valuation is performed that year.

     11.03  MAXIMUM ANNUAL COMPENSATION

     In any Plan Year that the Plan is Top-heavy, the maximum annual Compensation which shall be taken into account shall be limited to two hundred thousand dollars ($200,000), as specified in Section 1.12, and for Plan Years beginning on or after September 1, 1994, the maximum annual Compensation which shall be taken into account shall be limited to one hundred fifty thousand dollars ($150,000), as specified in Section 1.12, or such other amount as may be provided from time to time under the cost of living or other adjustments issued by the Secretary of the Treasury pursuant to Section 416 of the Code.

     11.04  MINIMUM ACCRUED BENEFIT

          (a) Notwithstanding any other provision in this Plan except subparagraphs (c) and (e) below, for any Plan Year in which this Plan is Top-heavy, each Participant who is not a Key Employee and who has completed one thousand (1,000) Hours of Service will accrue a benefit (to be provided solely by Employer contributions and expressed as a Life Annuity commencing at Normal Retirement Date) of not less than two percent (2%) of his highest average compensation for the five (5) consecutive years for which the Participant had the highest compensation. The minimum accrual is determined without regard to any Social Security contribution. The minimum accrual applies even though under other Plan provisions the Participant would not otherwise be entitled to receive an accrual, or would have received a lesser accrual for the year because the Non-Key Employee's Compensation is less than a stated amount, the Non-Key Employee is not employed on the last day of the accrual computation period or the Plan is integrated with Social Security.

          (b) For purposes of computing the minimum accrued benefit, compensation will mean compensation as defined in Section 4.09 of the Plan.

          (c) No additional benefit accruals shall be provided pursuant to (a) above to the extent that the total accruals on behalf of the Participant attributable to Employer contributions will provide a benefit expressed as a Life Annuity commencing at Normal Retirement Date that equals or exceeds twenty percent (20%) of the Participant's highest average compensation for the five (5) consecutive years for which the Participant had the highest Compensation.

          (d) If the form of benefit is other than a Life Annuity, the Employee must receive an amount that is the Actuarial Equivalent of the minimum Life Annuity benefit. If the benefit commences at a date other than at Normal Retirement Date, the Employee must receive at least an amount that is the Actuarial Equivalent of the minimum Life Annuity benefit commencing at Normal Retirement Date.

          (e) The provisions in (a) above shall not apply to any Participant to the extent that the Participant is covered under any other plan or plans of the Employer and the Employer has provided that the minimum benefit requirement applicable to this Top-heavy Plan will be met in the other plan or plans.
          (f) The minimum accrued benefit required (to the extent required to be nonforfeitable under Section 416(b) of the Code) may not be forfeited or suspended under Section 411(a)(3)(B) or Section 411(a)(3)(D) of the Code.

     11.05  MINIMUM VESTING REQUIREMENTS

     With respect to any Plan Year that the Plan is a Top-heavy plan, the Plan shall have the following vesting schedule:

          Years of Service
             for Vesting       Vested Percentage

          Less than 2 years            0%
               2 years                20%
               3 years                40%
               4 years                60%
               5 years               100%

The minimum vesting schedule applies to all benefits within the meaning of
Section 411(a)(7) of the Code except those attributable to employee contributions, including benefits accrued before the effective date of
Section 416 of the Code and benefits accrued before the Plan became Top-heavy. Further, no reduction in vested benefits may occur in the event the Plan's status as Top-heavy changes for any Plan Year. However, this Section does not apply to the Accrued Benefits of any Employee who does not have an Hour of Service after the Plan has initially become Top-heavy, and such Employee's Accrued Benefits attributable to Employer contributions will be determined without regard to this section.

     11.06  SPECIAL CODE SECTION 415 LIMITATIONS

     For purposes of Section 4.08, in any Plan Year in which the Plan is deemed to be a Top-heavy plan and in which the Employer also maintains a defined contribution plan which is deemed to be Top-heavy, the number 1.25 shall be replaced by the number 1.0 to the extent required under Code
Section 416(h); provided, however, that such adjustment will not occur if the Top-Heavy Ratio does not exceed ninety percent (90%) and additional benefits are provided for Non-key Employees in accordance with the provisions of Section 416(h)(2)(A) and Section 416(h)(2)(B) of the Code. In such case, the minimum accrued benefit provided in Section 11.04(a) shall be increased to three percent (3%) of the Participant's average Compensation for the five (5) consecutive years for which the Participant had the highest Compensation and the maximum accrual provided in Section 11.04(c) shall be increased to thirty percent (30%).

     IN WITNESS WHEREOF, DEKALB Genetics Corporation has caused its duly authorized officers to execute this Plan this 27th day of June, 1994.


                         DEKALB Genetics Corporation



                         By:
                            Gregory L. Olson
                            Vice President - Administration

ATTEST:




Doris J. Riippi
Assistant Secretary

EXHIBIT 11
DEKALB Genetics Corporation
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
years ended August 31, 1994, 1993 and 1992
(Dollars in thousands except per share amounts)
Primary Earnings Per Share:
                                                                               1994             1993             1992

1.   Average shares outstanding.......................................       5,141,422        5,130,940        5,116,084

2.   Net additional shares outstanding assuming dilutive stock options exercised
        and proceeds used to purchase treasury stock at average market pric     79,616           62,863           55,652

3.   Average number of common and common equivalent shares outstanding.....  5,221,038        5,193,803        5,171,736


4.   Net earnings for primary earnings per share computation...............    $10,564           $1,715          $10,280

5.   Primary earnings per share............................................      $2.02            $0.33            $1.99


Fully Diluted Earnings Per Share:  (a)

1.   Average shares outstanding..............................................................................  5,116,084

2.   Net additional shares outstanding assuming dilutive stock options exercised and proceeds used to purchase treasury stock at greater of closing or
        average market price.................................................................................     56,081

3.   Weighted average shares assuming conversion of zero-coupon notes.............................             1,191,185

4.   Average number of common and common equivalent shares outstanding for fully diluted computation............................................................................  6,363,350


5.   Net earnings............................................................................................    $10,280
6.   Add interest on zero-coupon note, net of taxes..........................................................      2,768

7.   Net earnings for fully diluted earnings per share computation...........................................    $13,048

8.   Fully diluted earnings per share (b)....................................................................      $2.05


     (a) Fully diluted earnings per share calculation was not required for fiscal 1994 or 1993.
     (b) Fully diluted earnings per share was antiduilutive in fiscal 1992.


                                  EXHIBIT 22
                  Subsidiaries of DEKALB Genetics Corporation


 The following table sets forth principal subsidiaries of the registrant and indicates as to each such subsidiary the state or other jurisdiction under the laws of which it was organized and the percentage of voting securities thereof owned by the registrant.


                                                             Percentage of
                                           Jurisdiction    Voting Securities
                                                of           Owned by the
                                          Incorporation        Registrant

DEKALB Swine Breeders, Inc.               Delaware                100%
DEKALB Poultry Research, Inc.             Delaware                100%
DEKALB Argentina S.A.                     Argentina               100%
DEKALB Canada Inc.                        Ontario                 100%
DEKALB Italia S.p.A.                      Italy                   100%



 The foregoing list does not name certain subsidiaries of subsidiaries and certain companies reported on the equity basis as in the aggregate they are not considered significant.

 No financial statements are filed for companies in which the registrant recognizes equity in undistributed earnings because all such companies in the aggregate are not considered significant.

                                  EXHIBIT 24


                      CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8 of our reports dated October 12, 1994 accompanying the consolidated financial statements and financial statement schedules of DEKALB Genetics Corporation as of August 31, 1994 and 1993 and for the years ended August 31, 1994, 1993 and 1992 included in this annual report on Form 10-K of DEKALB Genetics Corporation.





COOPERS & LYBRAND L.L.P.







Chicago, Illinois
October 12, 1994