Form 10-Q
period 1994-11-30
DEKALB GENETICS CORP
filed 1995-01-13
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the three month period ended November 30, 1994 or

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

                                              Yes   X    No


       Title of class                  Outstanding as of November 30, 1994
Class A Common, no par value                                    790,700
Class B Common, no par value                                  4,360,221


Exhibit index is located on page 2

Total number of pages 14

                          DEKALB GENETICS CORPORATION

                                     INDEX


                                                                     Page No.

Part I - Financial Information (Unaudited except for the
  Condensed Consolidated Balance Sheet as of August 31, 1994):

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                            3-5

  Condensed Consolidated Statements of Operations for the three
  months ended November 30, 1994 and 1993                                6

  Condensed Consolidated Balance Sheets, November 30, 1994 and 1993
  and August 31, 1994                                                    7

  Condensed Consolidated Statements of Cash Flows for the three
  months ended November 30, 1994 and 1993                                8

  Notes to Condensed Consolidated Financial Statements                9-11

Part II - Other Information                                             12

  EXHIBIT 11 - Computation of Net Earnings per Common and Common
  Equivalent Share for the three months ended November 30, 1994         13
  and 1993

  EXHIBIT 27 - Financial Data Schedule                                  14

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                            and Financial Position


The Company incurred a net loss of $1.2 million ($.23 per share) in the first quarter of fiscal 1995 compared with net earnings of $0.8 million ($.15 per share) in fiscal 1994. Consolidated revenues were $8.4 million higher in fiscal 1995, of which $7.3 million was largely due to increased corn sales volume and selling prices in Argentina. North American seed and other international seed revenues were $1.6 million and $1.0 million higher than last year respectively, while swine and poultry revenues were $0.9 million and $0.6 million lower, respectively.

The $2.0 million ($.38 per share) decline in fiscal 1995 after-tax earnings, as compared to fiscal 1994, was largely attributable to lower market hog prices in the swine segment. North American seed earnings were also lower in fiscal 1995 due to a change in the timing of recognition of certain corporate charges. This change will have no impact on full-year results.

Prior year earnings included $0.6 million ($.12 per share) of after-tax benefit related to the curtailment of the defined benefit portion of the company's retirement plans, and were reduced by $0.4 million ($.09 per share) for the change in accounting for income taxes.

North American seed sales and net earnings are primarily realized in the second and third fiscal quarters (December through May), and for that reason, first quarter results should not be viewed as indicative of full year results. Most expenses incurred in the first quarter related to the North American seed business are deferred until later in the year when sales are recorded.


               Quarterly Industry Segment Revenues and Earnings
                                  In Millions
                                  (Unaudited)

                                                       November   November
                                                         1994       1993
Revenues
  North American Seed                                   $  4.3     $  2.7
  International Seed                                      28.8       20.5
  Swine                                                   12.1       13.0
  Poultry                                                  4.0        4.6
    Total revenues                                      $ 49.2     $ 40.8

Earnings
  North American Seed                                   $ (0.3)    $  0.6
  International Seed                                       2.9        2.8
  Swine                                                   (0.9)       1.8
  Poultry                                                 (0.3)      (0.2)
    Total operations                                       1.4        5.0

  General corporate expenses                              (1.1)      (1.2)
  Net interest expense                                    (2.1)      (1.9)
    Earnings before income taxes and accounting change    (1.8)       1.9
  Income tax provision                                    (0.6)       0.7
    Earnings before cumulative effect
    of accounting change                                  (1.2)       1.2
  Cumulative effect of accounting change                    -        (0.4)

Net Earnings                                            $ (1.2)    $  0.8

Seed

Seed revenues and earnings in the first quarter were primarily the result of southern hemisphere operations since the North American seed business and other northern hemisphere operations do not report any material sales or earnings until the second quarter.

International Seed

  International seed segment earnings increased by $0.1 million from the prior year first quarter. Earnings from Argentina were $0.4 million higher than the prior year while European and other international seed earnings were below the prior year. In Argentina, revenues in fiscal 1995 were 39 percent higher than those in fiscal 1994. Unit sales of all products were above those of the prior year which was partially caused by corn and sunflower planted acreage increases of eight percent and 15 percent, respectively.

  Results from international seed operations outside of Latin America are largely in the northern hemisphere and will not generate any significant earnings until the second quarter.

North American Seed

  Early soybean shipments were greater than in fiscal 1994 and were primarily responsible for the $1.6 million revenue increase over the prior year. Earnings in the first quarter of fiscal 1994 were $0.9 million higher, primarily because of a benefit resulting from the restatement of corporate charges.

  First quarter North American seed results are not representative of annual results because significant seed shipment activity does not occur until the second and third quarters.


Swine

Swine segment earnings were $2.7 million lower than the prior year. While revenues from breeding stock were 12 percent higher, a fourteen-year low in market hog prices caused market hog revenues to fall 32% and total revenues to drop five percent below those reported in the first quarter of fiscal 1994. The average market hog price received by DEKALB in the first quarter of fiscal 1995 was approximately $35.00/cwt. compared with $50.00/cwt. in the first quarter of last year. Breeding stock volumes increased 28% over prior year but this, combined with higher market animal volume, was not enough to offset the drastic reduction in market hog prices. Operating expenses increased $0.5 million compared to fiscal 1994 which had a $0.4 million benefit from the suspension of the defined benefit portion of the retirement plan.

Poultry

The first quarter loss of $0.3 million from the poultry segment was $0.1 million more than the prior year. Gross margins from domestic breeder and commercial hatchery operations were both lower than a year ago.


General

The effective tax rate decreased from 37 percent in the first quarter of fiscal 1994 to 34 percent for the same period in fiscal 1995. A change in the earnings mix and an increase in research and development tax credits were the principal factors causing the decrease. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. Fiscal 1994 ended with a tax benefit associated with international seed losses incurred in prior years but not reflected until the second quarter of fiscal 1994.

First quarter fiscal 1994 net earnings reflected the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". The cumulative effect of this accounting change was an after-tax charge to net earnings of $0.4 million ($.09 per share).

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the company's retirement plans. This curtailment created a one-time after-tax benefit of $0.6 million to first quarter net earnings in fiscal 1994. Only the portion applicable to swine, poultry and corporate had an impact on 1994 first quarter net earnings. Due to the company's method of annualizing seed segment expenses to match revenues, the seed segment portion was deferred to subsequent 1994 periods.


Financial Position

During the first quarter, the net cash outflow from operations of $31.2 million was $23.1 million greater than the prior year. Fiscal 1994 included cash generated from an early cash discount program for seed customers and that same program was not offered in the first quarter of fiscal 1995. In addition, more cash was required in fiscal 1995 for significantly higher seed production costs resulting from a larger seed crop.

Cash requirements for the first quarter were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1997 and $20 million in facilities available through November 26, 1995. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 1994 and 1993
(Dollars in millions except per share amounts)
(Unaudited)

                                                             November   November
                                                                1994        1993


Revenues                                                   $    49.2  $    40.8
Cost of revenues                                                29.3       21.5

         GROSS MARGIN                                           19.9       19.3

Selling expenses                                                 7.2        5.4
Research and development cost                                    6.1        5.3
General and administrative expense                               5.9        4.2

                                                                19.2       14.9

         OPERATING EARNINGS                                      0.7        4.4

Interest expense, net of interest income of
     $0.1 in 1994 and 1993                                      (2.1)      (1.9)
Other expense, net                                              (0.4)      (0.6)

Earnings before income taxes and cumulative effect
    of accounting change                                        (1.8)       1.9
Income tax provision                                            (0.6)       0.7

Earnings before cumulative effect of accounting change          (1.2)       1.2

Cumulative effect of accounting change                             -       (0.4)

NET EARNINGS                                               $    (1.2) $     0.8

     Earnings per share before cumulative
        effect of accounting change                        $   (0.23) $    0.24

     Accounting change                                             -      (0.09)

     NET EARNINGS PER SHARE                                $   (0.23) $    0.15


     DIVIDENDS PER SHARE                                   $    0.20  $    0.20


The accompanying notes are an integral part of the financial statements.




DEKALB Genetics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 1994 and 1993 and August 31, 1994
(Dollars in millions)

                                                              November November August
                                                               1994     1993     1994

                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                    ($0.5)    $0.9     $6.2
  Notes and accounts receivable, net of allowance for
    doubtful accounts of $2.4 at November 30, 1994, $1.5 at
    November 30, 1993, and $2.4 at August 31, 1994              47.3     34.8     47.5
  Inventories (Note 2)                                         170.5    176.5    100.8
  Deferred income taxes                                          4.7      5.4      4.7
  Other current assets                                          21.9     15.5      4.8

    Total current assets                                       243.9    233.1    164.0
Investments in and advances to related companies                 9.0      8.1      8.9
Intangible assets                                               41.0     42.3     41.3
Other assets                                                     3.8      7.8      4.2
Property, plant and equipment, at cost                         248.1    235.2    246.0
   Less accumulated depreciation and amortization             (147.1)  (140.4)  (145.4)

      Net property, plant and equipment                        101.0     94.8    100.6

Total assets                                                  $398.7   $386.1   $319.0

Current liabilities:
  Notes payable                                                $73.5    $65.7    $45.1
  Accounts payable, trade                                       65.9     61.5      7.0
  Other accounts payable                                         5.0     15.5     13.4
  Other current liabilities                                     32.1     26.0     29.6

    Total current liabilities                                  176.5    168.7     95.1
Deferred compensation and other credits                          5.6      5.6      5.4
Deferred income taxes                                           12.2     12.5     12.2
Long-term debt, less current maturities                         85.0     85.1     85.0

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000 shares                0.1      0.1      0.1
    Common, Class B; authorized 15,000,000 shares                0.4      0.4      0.4
  Capital in excess of stated value                             80.3     79.8     80.1
  Retained earnings                                             43.5     39.0     45.8
  Currency translation adjustments (Note 3)                     (2.5)    (2.7)    (2.7)

                                                               121.8    116.6    123.7
    Less treasury stock, at cost                                (2.4)    (2.4)    (2.4)

Total shareholders' equity                                     119.4    114.2    121.3

Total liabilities and shareholders' equity                    $398.7   $386.1   $319.0


The accompanying notes are an integral part of the financial statements.


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 1994 and 1993
(Dollars in millions)
(Unaudited)
                                                         November   Novembe
                                                          1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             ($1.2)      $0.8

   Adjustments to reconcile net income to net cash
      flow from operating activities:
      Depreciation and amortization                         2.8        2.9
      Equity earnings, net of dividends                     0.3        0.7
      Cumulative effect of accounting change                  -        0.4
      Other                                                 0.3        0.1


   Changes in assets and liabilities:
      Receivables                                          (0.2)       2.1
      Inventories                                         (69.7)     (58.3)
      Other current assets                                (17.1)     (12.1)
      Accounts payable                                     50.5       64.7
      Accrued expenses                                      4.3       (5.4)
      Other assets and liabilities                         (1.2)      (4.0)

   Net cash flow from operating activities               ($31.2)     ($8.1)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment              (3.2)      (4.1)
   Proceeds from sale of property, plant and equipment      0.3        0.1
   Other                                                   (0.4)         -

   Net cash flow from investing activities                ($3.3)     ($4.0)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                              28.4       10.5
   Dividends paid                                          (1.0)      (1.0)
   Other                                                    0.2        0.1

   Net cash flow from financing activities                $27.6       $9.6

   Net effect of exchange rates on cash                     0.2       (0.1)

   Net decrease in cash and cash equivalents               (6.7)      (2.6)
   Cash and cash equivalents August 31                      6.2        3.5

   Cash and cash equivalents at the end of November       ($0.5)      $0.9

Supplemental Cash Flow Information
  Cash paid during the period for:
               Income taxes                                $1.7       $1.0
               Interest                                    $2.1       $1.8

The accompanying notes are an integral part of the financial statements.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at November 30, 1993 is included herein as part of the condensed consolidated financial statements.

    The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1994, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

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


2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                                  November November  August
                                                    1994     1993     1994
                                                            Restated
    Commercial seed                               $158.1    $162.5   $ 88.1
    Commercial poultry and swine                     8.2       8.5      8.9
    Supplies and other                               4.2       5.5      3.8
                                                  $170.5    $176.5   $100.8

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  (continued)


   During the third quarter of fiscal 1994, the Company changed the accounting method of valuing its commercial seed inventories, previously valued using the last-in, first-out (LIFO) method, to average cost. The change in accounting method has been applied retroactively and financial information for all periods presented has been restated to eliminate the effect of LIFO on prior periods. In the first quarter of fiscal 1994, the restatement impacted the balance sheet only as seed sales were negligible in this period.


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

                                                       (In millions)
                                                   November     November
                                                    1994           1993
       Balance at September 1                      $(2.7)         $(2.5)
       Translation gain (loss)                       0.2           (0.2)
       Balance at end of May                       $(2.5)         $(2.7)

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


5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement plans. This curtailment created a one-time after-tax benefit of $0.6 million to fiscal 1994 first quarter net earnings. Only the portion applicable to swine, poultry and corporate had an impact on 1994 first quarter net earnings.
   Due to the Company's method of annualizing seed segment expenses to match expected revenues, the seed segment portion was deferred to subsequent 1994 periods.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  (continued)


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

   The adoption of SFAS 109 resulted in the recognition of $0.4 million, $.09 per share, of deferred tax expense. This amount was included as a charge to net earnings as the cumulative effect of change in accounting principle in the first quarter of fiscal 1994.


7. Certain corporate expense reclassifications have been made for comparability purposes. These restatements had no effect on net earnings.

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


Item 6.  Exhibits and Reports on Form 8-K                             Page

(a)  Exhibit 11 - Earnings Per Share Computation                       13

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended November 30, 1994.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEKALB Genetics Corporation



Date: January 12, 1994                             Thomas R. Rauman
                                                     (Signature)
                                                   Thomas R. Rauman
                                                Vice President-Finance,
                                                Chief Financial Officer

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
             For the three months ended November 30, 1994 and 1993

                                                      November     November
                                                        1994         1993

PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,148,324    5,138,953

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                            79,623        53,856

    Average number of common and common
    equivalent shares outstanding                   5,227,947     5,192,809

  Net Earnings

    Net earnings for primary earnings per share   $(1,183,000)   $  753,000

  Primary Earnings Per Share                            $(.23)        $0.15