Form 10-K/A
period 1994-08-31
DEKALB GENETICS CORP
filed 1995-01-18
CIK 835015

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


 Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations
 Exhibit 28 - Additional Exhibit
       Form 11-K


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 DEKALB Genetics Corporation
                                                         (Registrant)



                                          By:         Bruce P. Bickner
                                                      Bruce P. Bickner
                                                Chairman and Chief Executive
                                                          Officer




Date: January 10, 1995

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

North American seed segment earnings were approximately $2.0 million higher than those of fiscal 1992, largely because of lower operating expenses. International earnings were $2.5 million lower compared with fiscal 1992 due largely to lower earnings from DEKALB Argentina.


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

   Compared with fiscal 1992, corn unit gross margin decreased. Higher average selling prices were more than offset by higher unit costs. Profitability in fiscal 1994 was only slightly lower than in fiscal 1992 because of lower operating expenses in 1994.

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

                        DEKALB Genetics Corporation
                        Savings and Investment Plan




                 Report of Audits of Financial Statements
                        and Supplemental Schedules


               For the years ended August 31, 1994 and 1993

          DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

                       INDEX TO FINANCIAL STATEMENTS






                                                                Page(s)

Report of Independent Accountants                                     4

Financial Statements:

  Statement of Net Assets Available for
    Plan Benefits, with Fund Information as of August 31, 1994        5

  Statement of Net Assets Available for
    Plan Benefits, with Fund Information as of August 31, 1993        6

  Statement of Changes in Net Assets Available
    for Plan Benefits, with Fund Information for the years ended
    August 31, 1994 and 1993                                          7

  Notes to Financial Statements                                  8 - 12

Supplemental Schedules:

  Item 27a - Schedule of Assets Held for Investment
    Purposes at August 31, 1994                                 13 - 14

  Item 27d - Schedule of Reportable Transactions
    for the year ended August 31, 1994                               15










Notes: Supplemental schedules required by the Employee Retirement Income Security Act that have not been included herein are not applicable to the DEKALB Genetics Corporation Savings and Investment Plan.

<AUDIT-REPORT>

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee
DEKALB Genetics Corporation Savings
   and Investment Plan

We have audited the statements of net assets available for plan benefits of the DEKALB Genetics Corporation Savings and Investment Plan (the "Plan") as of August 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the Plan as of August 31, 1994 and 1993, and changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the accompanying index on page 3, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for plan benefits and changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

COOPERS & LYBRAND L.L.P.



Chicago, Illinois
December 9, 1994

</AUDIT-REPORT>


DEKALB Genetics Corporation Savings and Investment Plan
Statement of Net Assets Available for Plan Benefits, with Fund Information as of August 31, 1994

                                                                     Fund Information
                                               MONEY        FIXED       CAPITAL      COMPANY    PFIZER
                                  EQUITY       MARKET       INCOME    PRESERVATION    STOCK      STOCK   PARTICIPANT
                                   FUND         FUND         FUND         FUND        FUND       FUND     LOAN FUND      TOTAL

ASSETS

Investments, at fair market
value or contract value:
  DeKalb Genetics Corporation
    common stock                                                                   $1,459,058                          $1,459,058
  Common stocks                $45,262,351                                                      $58,149                45,320,500
  Investment in common trust
    funds                        3,787,304  $11,405,250   $8,567,325   $4,043,802                 5,866        $685    27,810,232
  U.S. Treasury bonds and notes                            8,115,033                                                    8,115,033
  Guaranteed investment account                                        16,367,136                                      16,367,136
  Participant loans                                                                                       1,183,688     1,183,688

        Total Investments       49,049,655   11,405,250   16,682,358   20,410,938   1,459,058    64,015   1,184,373   100,255,647

Receivables:
  Company contribution              66,846       18,221       18,046        6,797       8,257                             118,167
  Accrued interest and dividend    108,793       44,005       87,870        1,789       8,677       423          14       251,571
  Fund transfers pending          (403,632)     141,562     (513,455)     802,536     (27,011)                                  -

                                  (227,993)     203,788     (407,539)     811,122     (10,077)      423          14       369,738

        Total Assets            48,821,662   11,609,038   16,274,819   21,222,060   1,448,981    64,438   1,184,387   100,625,385

LIABILITIES

  Other liabilities                 10,185        3,226        3,416        3,096       4,663                 7,577        32,163

        Total Liabilities           10,185        3,226        3,416        3,096       4,663                 7,577        32,163


NET ASSETS AVAILABLE
FOR PLAN BENEFITS              $48,811,477  $11,605,812  $16,271,403  $21,218,964  $1,444,318   $64,438  $1,176,810  $100,593,222



The accompanying notes are an integral part of these financial statements.

DEKALB Genetics Corporation Savings and Investment Plan
Statement of Net Assets Available for Plan Benefits, with Fund Information as of August 31, 1993

                                                                     Fund Information
                                               MONEY        FIXED       CAPITAL      COMPANY    PFIZER
                                  EQUITY       MARKET       INCOME    PRESERVATION    STOCK      STOCK   PARTICIPANT
                                   FUND         FUND         FUND         FUND        FUND       FUND     LOAN FUND      TOTAL
ASSETS

Investments, at fair market
value or contract value:
  DeKalb Genetics Corporation
    common stock                                                                     $923,111                            $923,111
  Common stocks                $42,786,789                                                      $53,676                42,840,465
  Investment in common trust
    funds                        1,352,211   10,532,700   $7,351,090   $1,824,021                 4,178         105    21,064,305
  U.S. Treasury bonds and notes                           12,520,128                                                   12,520,128
  Guaranteed investment account                                        17,727,605                                      17,727,605
  Participant loans                                                                                       1,255,046     1,255,046

        Total Investments       44,139,000   10,532,700   19,871,218   19,551,626     923,111    57,854   1,255,151    96,330,660

Receivables:
  Company contribution               1,531        6,506            1            1        (620)               18,600        26,019
  Accrued interest and dividend    103,084       28,632      136,278        1,239       7,536       370       5,410       282,549

                                   104,615       35,138      136,279        1,240       6,916       370      24,010       308,568

        Total Assets            44,243,615   10,567,838   20,007,497   19,552,866     930,027    58,224   1,279,161    96,639,228


LIABILITIES

  Other liabilities                 15,767        7,202        6,604        6,408       5,054                 8,032        49,067

        Total Liabilities           15,767        7,202        6,604        6,408       5,054                 8,032        49,067


NET ASSETS AVAILABLE
FOR PLAN BENEFITS              $44,227,848  $10,560,636  $20,000,893  $19,546,458    $924,973   $58,224  $1,271,129   $96,590,161



The accompanying notes are an integral part of these financial statements.

DEKALB Genetics Corporation Savings and Investment Plan
Statement of Changes in Net Assets Available for Plan Benefits, with Fund Information for the years ended August 31, 1994 and 1993

                                                                    Fund Information
                                            MONEY        FIXED       CAPITAL      COMPANY     PFIZER
                               EQUITY       MARKET       INCOME    PRESERVATION    STOCK      STOCK    PARTICIPANT
                                FUND         FUND         FUND         FUND        FUND        FUND     LOAN FUND      TOTAL

Balance at August 31, 1992  $37,492,725  $11,408,406  $16,523,866  $18,359,672    $748,524    $68,858  $1,184,790   $85,786,841

Contributions:
 Company                        656,397      162,277      227,422      171,514     105,152                            1,322,762
 Participant                  2,052,103      533,306      797,360      450,790     281,907                            4,115,466
Interest income                 102,398                   945,826    1,236,315                             96,997     2,381,536
Dividend income                 838,492                                             26,946      1,389                   866,827
Net appreciation
 (depreciation) in fair
 value of investments         1,059,513                   470,166        1,338    (128,169)   (12,141)                1,390,707
Net investment gain on
 common trust funds           2,354,173      371,945      608,290       41,957                    118                 3,376,483
Distributions                (1,176,551)    (251,680)    (381,763)    (432,560)    (48,647)               (20,641)   (2,311,842)
Transfers                     1,101,117   (1,659,447)     897,262     (251,128)    (87,804)                                   -
Participant loan
 distributions                 (217,524)     (37,941)     (60,166)     (93,436)                           409,067             -
Participant loan repayments     197,346       40,867       68,650       65,262      27,064               (399,189)            -
Fees and expenses              (232,341)      (7,097)     (96,020)      (3,266)                               105      (338,619)
 Net additions (deductions)   6,735,123     (847,770)   3,477,027    1,186,786     176,449    (10,634)     86,339    10,803,320

Balance at August 31, 1993  $44,227,848  $10,560,636  $20,000,893  $19,546,458    $924,973    $58,224  $1,271,129   $96,590,161

Contributions:
   Company                      725,328      135,268      244,195      164,453     109,774                            1,379,018
   Participant                2,784,481    1,799,659      880,292      904,992     263,034                            6,632,458
Interest income                 114,706                   779,164    1,102,244                            127,810     2,123,924
Dividend income                 979,481                                             32,882      1,136                 1,013,499
Net appreciation
 (depreciation) in fair
 value of investments         1,607,512                  (915,080)    (112,639)    318,788      4,472                   903,053
Net investment gain on
 common trust funds             605,329      367,246     (157,362)     153,640                    606                   969,459
Distributions                (3,671,661)    (854,065)  (1,486,289)  (2,572,403)    (65,126)                          (8,649,544)
Transfers                     1,530,139     (398,778)  (2,970,903)   2,011,034    (171,492)                                   -
Participant loan
 distributions                 (137,020)     (53,173)     (84,137)     (48,870)                           323,200             -
Participant loan
 repayments                     306,412       55,645       78,633       73,641      31,485               (545,816)            -
Fees and expenses              (261,078)      (6,626)     (98,003)      (3,586)                               487      (368,806)
 Net additions
 (deductions)                 4,583,629    1,045,176   (3,729,490)   1,672,506     519,345      6,214     (94,319)    4,003,061

Balance at August 31, 1994  $48,811,477  $11,605,812  $16,271,403  $21,218,964  $1,444,318    $64,438  $1,176,810  $100,593,222


The accompanying notes are an integral part of these financial statements.

                     DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

                                  NOTES TO FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

     Contributions:

     Contributions to DEKALB Genetics Corporation Savings and Investment Plan (the Plan) from participants are recorded on an accrual basis and are deposited directly in the appropriate fund on a bi-weekly basis. Contributions made by DEKALB Genetics Corporation (the Company) are accrued on the basis of participants' contributions and are made quarterly.

     Investments Valuation:

     Investments in securities (U.S. treasury bonds and notes, corporate bond and bond investment funds, and common stocks) traded on a national securities exchange are valued at the last reported sales price on the last business day of the Plan's year; securities in collective short-term investment funds and money market funds are stated at fair value as determined by the Trustee of such funds. The capital preservation fund is valued at contract value.

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

     Distributions:

     In accordance with guidance issued by the American Institute of Certified Public Accountants, the method of accounting for distributions is such that all amounts elected by participants to be withdrawn from the Plan are recorded when paid. This treatment results in a difference between the Plan's Form 5500 and the financial statements. Benefit obligations existing at August 31, 1994 and 1993 were $1,467,121 and $2,844,657, respectively.

     Other:

     Purchases and sales of securities are reflected on a trade-date basis. Dividend income is recorded on the ex-dividend date. Income from other investments are recorded as earned on an accrual basis.

                     DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

1.   Summary of Significant Accounting Policies, Continued:

     The Plan presents, in the statements of changes in net assets available for plan benefits, the net appreciation (depreciation) in fair value of its investments which consists of realized gains or losses and the unrealized appreciation (depreciation) on those investments.

     Trustee fees and investment management fees were paid by the Plan in 1994 and 1993.


2.   Plan Description:

     The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

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

     A seventh fund, the participant loan fund, was created for the purpose of recording participant loans and related activity. Interest on these loans is accumulated at prime plus one percent, determined at the date the loan is granted.

                     DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

2.   Plan Description, Continued

     At August 31, 1994 and 1993, there were 1,475 and 1,516 participants, respectively some of whom elected to invest in more than one fund. Set forth below is the number of participants investing in each fund.

                                                    August 31
                                                1994        1993

           Equity Fund                         1,339       1,332
           Money Market Fund                     677         748
           Fixed Income Fund                     919         990
           Capital Preservation Fund             608         634
           Company Stock Fund                    531         496
           Pfizer Stock Fund                       2           2

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

     Participants may apply for a loan from the Plan. The loan is limited to the lesser of $50,000 reduced by the largest outstanding loan balance over the preceding year or one half of the participant's vested account
     balance.   Loan repayments are made by the participant through payroll deductions.

                     DEKALB GENETICS CORPORATION SAVINGS AND INVESTMENT PLAN

3.  Investments:

     Individual investments (at fair value or contract value) representing five percent or more of net assets available for plan benefits in 1994 and 1993 are summarized as follows:

             Description                       1994                     1993
    Harris Bank Common
      Stock Fund                            $9,792,613              $ 9,306,215

    Harris Bank Collective
      Short Term Investment Fund            $15,641,625             $12,755,980

    Harris Bank Collective
      Marketable Bond Fund                  $ 8,170,191             $ 7,015,421

    Aetna Guaranteed
      Investment Account                    $16,367,136             $17,727,605


4.  Net Appreciation (Depreciation) in Fair Value of Investments:

    The Plan's investments (including investments bought and sold, as well as held, during the year) appreciated in value $903,053 and $1,390,707 for the years ended August 31, 1994 and 1993, respectively, summarized as follows:

                                                   1994               1993
    DEKALB Genetics Corporation Common Stock    $  318,788        ($  128,169)
    Common Stocks                                1,611,984          1,047,372
    U.S. Treasury bonds and notes                 (915,080)           470,166
    Guaranteed Investment contract                (112,639)             1,338

                                                $  903,053         $1,390,707


5.  Tax Status:

    The Plan obtained its latest determination letter dated February 24, 1987, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27a - Schedule of Assets Held for Investment Purposes
       August 31, 1994

                                       DESCRIPTION OF INVESTMENT
      IDENTITY OF ISSUE,                INCLUDING MATURITY DATE,
     BORROWER, LESSOR OR              RATE OF INTEREST, COLLATERAL
        SIMILAR PARTY                    PAR OR MATURITY VALUE                COST         MARKET

DEKALB Genetics Corporation     Common Stock, 44,382 shares                $1,413,102     $1,459,058

AMP Inc.                        Common Stock, 20,000 shares                   990,784      1,452,500
Bausch & Lomb, Inc.             Common Stock, 21,000 shares                   800,022        821,625
Becton Dickinson & Company      Common Stock, 12,000 shares                   441,363        514,500
Bemis Company, Inc.             Common Stock, 23,400 shares                   523,516        573,300
Boeing Company                  Common Stock, 28,000 shares                 1,011,739      1,274,000
Bristol Meyers & Co. Squibb Co. Common Stock, 10,000 shares                   586,303        576,250
Cooper Industries, Inc.         Common Stock, 27,000 shares                 1,086,058      1,069,875
Cooper Tire & Rubber Company    Common Stock, 23,000 shares                   547,859        595,125
Corning, Incorporated           Common Stock, 43,000 shares                 1,226,454      1,327,625
Dover Corp.                     Common Stock, 24,000 shares                   960,857      1,389,000
Dun & Bradstreet                Common Stock, 11,500 shares                   653,594        662,687
Exxon Corp.                     Common Stock, 26,000 shares                 1,319,968      1,547,000
Genuine Parts Co.               Common Stock, 26,000 shares                   673,931        955,500
H & R Block, Inc.               Common Stock, 17,000 shares                   640,099        743,750
Hartford Steam Boiler
 Inspection                     Common Stock, 14,000 shares                   769,413        633,500
International Flavors
 & Fragrances, Inc.             Common Stock, 18,000 shares                   645,199        789,750
Lubrizol Corporation            Common Stock, 33,000 shares                 1,087,562      1,031,250
Marsh & McLennan Co's Inc.      Common Stock, 18,000 shares                 1,287,954      1,532,250
McCormick & Co., Inc.           Common Stock, 44,000 shares                   914,461        869,000
Melville Corporation            Common Stock, 23,000 shares                 1,090,133        871,125
Pacific Telesis Group           Common Stock, 32,000 shares                   937,031      1,056,000
Pfizer, Inc.                    Common Stock, 16,852 shares                 1,084,871      1,150,149
Philip Morris Companies Inc.    Common Stock, 13,500 shares                   650,814        823,500
Raytheon Company                Common Stock, 26,200 shares                 1,234,941      1,771,775
Readers Digest Assn., Inc.      Common Stock, 25,000 shares                   992,745      1,062,500
Royal Dutch Petroleum Co. N.Y.  Common Stock, 13,000 shares                 1,012,081      1,464,125
St. Paul Companies              Common Stock, 22,000 shares                   887,907        951,500
Schering-Plough Corp.           Common Stock, 19,000 shares                   939,574      1,327,625
Service Corp International      Common Stock, 22,000 shares                   572,638        583,000
Sherwin Williams Company        Common Stock, 22,100 shares                   677,075        732,063
Sigma Aldrich Corporation       Common Stock, 7,000 shares                    244,085        243,250
State Street Boston Corp.       Common Stock, 23,500 shares                   759,116        940,000
Tambrands, Inc.                 Common Stock, 9,300 shares                    431,652        346,425
Union Camp Corp.                Common Stock, 29,000 shares                 1,185,471      1,460,876
Wachovia Corporation            Common Stock, 20,100 shares                   638,090        703,500
Harris Bank Common Stock Fund   Common Stock, 38,562 shares                 6,201,367      9,792,613
Harris Bank Special
 Capital Fund                   Common Stock, 6,725 shares                    363,549        632,128
Harris Special Capital
 Liquidating Account            Common Stock, 20,531 shares                     3,109          4,211
Harris Bank Convertible Funds   Common Stock, 2,641 shares                    944,053      1,044,440
Harris Bank Convertible
 Liquidating Funds              Common Stock, 3,573 shares                       -             1,208

                                      Total Common Stocks                 $37,017,438    $45,320,500


DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27a - Schedule of Assets Held for Investment Purposes, Continued
       August 31, 1994

                                       DESCRIPTION OF INVESTMENT
      IDENTITY OF ISSUE,                INCLUDING MATURITY DATE,
     BORROWER, LESSOR OR              RATE OF INTEREST, COLLATERAL
        SIMILAR PARTY                    PAR OR MATURITY VALUE                COST         MARKET

Harris Trust & Savings Bank Collective Investment Funds:
   Enhanced Liquidity Fund      Common Trust Fund, 11,782 shares           $4,109,718     $3,998,416
   Marketable Bond Fund         Common Trust Fund, 9,443 shares             7,981,377      8,170,191

                                 Total Collective Investment Funds         12,091,095     12,168,607


U.S. Treasury Bonds and Notes:
   U.S. Treasury note           $300,000 par, 8.625%, due 1-15-95             300,844        303,843
   U.S. Treasury note           $600,000 par, 7.25%, due 11-15-96             546,720        612,372
   U.S. Treasury note           $650,000 par, 8.625%, due 8-15-97             666,655        687,778
   U.S. Treasury note           $300,000 par, 8.875%, due 11-15-97            303,000        320,250
   U.S. Treasury note           $400,000 par, 9.00%, due 5-15-98              405,656        430,876
   U.S. Treasury note           $200,000 par, 9.25%, due 8-15-98              199,312        217,668
   U.S. Treasury note           $200,000 par, 8.875%, due 2-15-99             195,000        216,250
   U.S. Treasury note           $500,000 par, 7.875%, due 11-15-99            509,375        522,890
   U.S. Treasury note           $500,000 par, 7.75%, due 2-15-2001            513,172        520,470
   U.S. Treasury note           $500,000 par, 7.5%, dur 5-15-2002             501,406        513,125
   U.S. Treasury bond           $750,000 par, 8.50%, due 2-15-2000            852,187        805,545
   U.S. Treasury bond           $600,000 par, 7.875%, due 2-15-2000           561,156        605,250
   U.S. Treasury bond           $600,000 par, 10.75%, due 2-15-2003           669,750        735,654
   U.S. Treasury bond           $400,000 par, 8.25%, due 5-15-2005            370,750        420,248
   U.S. Treasury bond           $600,000 par, 9.375%, due 2-15-2006           609,104        697,424
   U.S. Treasury bond           $500,000 par, 7.625%, due 12-15-2007          504,766        505,390

                                 Total U.S. Treasury Bonds and Notes        7,708,853      8,115,033

Harris Bank Collective
   Short-Term Investment Fund   Money Market                               15,641,625     15,641,625

Aetna                           Guaranteed Investment Contract #01359      16,367,136     16,367,136

Plan participants               Participant loans, 7% to 12.5%                      -      1,183,688




DEKALB Genetics Corporation Savings And Investment Plan
ITEM 27d - Schedule of Reportable Transactions
August 31, 1994


                                                  NUMBER OF     PURCHASE     SELLING      COST OF    CURRENT VALUE NET GAIN
     IDENTITY OF PARTY      DESCRIPTION OF ASSET TRANSACTIONS    PRICE        PRICE        ASSET       OF ASSET    OR LOSS

Harris Trust & Savings Bank     Mutual Fund              392  $39,282,921               $39,282,921   $39,282,921        -
                                                         244               $37,296,173  $37,296,173   $37,296,173        -
