Form 10-Q
period 1995-02-28
DEKALB GENETICS CORP
filed 1995-04-12
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the six month period ended February 28, 1995 or

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

                                              Yes   X    No


       Title of class                  Outstanding as of February 28, 1995
Class A Common, no par value                                    792,376
Class B Common, no par value                                  4,371,332


Exhibit index is located on page 2

Total number of pages 42

                          DEKALB GENETICS CORPORATION

                                     INDEX


                                                                     Page No.

Part I - Financial Information (Unaudited except for the
  Condensed Consolidated Balance Sheet as of August 31, 1994):

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                            3-5

  Condensed Consolidated Statements of Operations for the three
  months ended February 28, 1995 and 1994                                6

  Condensed Consolidated Statements of Operations for the six
  months ended February 28, 1995 and 1994                                7

  Condensed Consolidated Balance Sheets, February 28, 1995 and 1994
  and August 31, 1994                                                    8

  Condensed Consolidated Statements of Cash Flows for the six
  months ended February 28, 1995 and 1994                                9

  Notes to Condensed Consolidated Financial Statements               10-12

Part II - Other Information                                          13-14

  EXHIBIT 10 - Employment Agreements between DEKALB Genetics
  Corporation and its executive officers.                            15-40

  EXHIBIT 11 - Computation of Net Earnings per Common and Common
  Equivalent Share for the six months ended February 28, 1995 and 1994 and for the three months ended February 28, 1995
  and 1994.                                                          41-42

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                            and Financial Position

Net earnings for the first six months of fiscal 1995 were $6.5 million ($1.25 per share) compared with $7.2 million ($1.37 per share) in the same period of the prior year. Fiscal 1994 included an after-tax benefit of $1.6 million ($.32 per share) related to the suspension of the defined benefit portion of the Company's retirement program. Excluding that benefit and the expense ($0.4 million or $.09 per share) related to adopting the new standard of accounting for income taxes in fiscal 1994, net earnings in fiscal 1994 were $6.0 million ($1.14 per share). The increase in fiscal 1995 was due to higher North American seed earnings offset partly by lower swine segment profitability and lower equity earnings from Mexican operations.

Consolidated revenues in fiscal 1995 were $197.6 million compared with $183.8 million the prior year. The eight percent increase was primarily due to higher North American and Argentine corn selling prices and sales volumes. Swine revenues decreased nearly nine percent as the result of lower market hog prices.

Fiscal 1995 second quarter net earnings were 20 percent higher than the same period a year ago. Excluding the benefit related to the retirement program ($1.1 million or $.20 per share), prior year second quarter earnings were $5.3 million compared with $7.7 million in the second quarter of fiscal 1995.
North American seed earnings were up significantly due to increased corn margins while Mexican results were down substantially as a result of lower operating earnings and the devaluation of the peso during this time period. Lower market hog prices caused the swine segment to report a $0.4 million loss compared with $0.9 million of earnings in the second quarter of fiscal 1994.

               Quarterly Industry Segment Revenues and Earnings
                                  In Millions
                                  (Unaudited)

                                     Second Quarter         Year-to-Date
                                  February  February     February  February
                                    1995      1994         1995      1994
Revenues
  North American Seed             $111.2     $104.8       $115.5    $107.5
  International Seed                21.3       20.5         50.1      41.0
  Swine                             11.7       13.1         23.8      26.1
  Poultry                            4.2        4.6          8.2       9.2
       Total revenues             $148.4     $143.0       $197.6    $183.8

Earnings
  North American Seed              $14.2       $8.4        $13.9      $9.0
  International Seed                 2.5        3.1          5.4       5.9
  Swine                             (0.4)       0.9         (1.3)      2.7
  Poultry                           (0.6)      (0.4)        (0.9)     (0.6)
    Total operations               $15.7      $12.0        $17.1     $17.0

  General corporate expenses        (1.4)      (1.5)        (2.5)     (2.7)
  Net interest expense              (2.1)      (1.9)        (4.2)     (3.8)
    Earnings before income taxes
      and accounting change         12.2        8.6         10.4      10.5
  Income tax provision               4.5        2.2          3.9       2.9
    Earnings before cumulative
      effect of accounting change    7.7        6.4          6.5       7.6
    Cumulative effect of accounting
      Change                          -          -            -       (0.4)
Net Earnings                        $7.7       $6.4         $6.5      $7.2

Seed

North American and European sales and net earnings are primarily realized in the second and third fiscal quarters (December through May) and, for that reason, the first six month's results should not be annualized. The best year-to-year comparison of seed results from these two markets is a combined total of the second and third quarters for the years compared.


North American Seed

  Segment earnings for the first six months of fiscal 1995 were $4.9 million higher than a year earlier as revenues increased $8.0 million or seven percent. Second quarter earnings in fiscal 1995 followed a similar trend and were $5.8 million higher than the same quarter of fiscal 1994, as relatively few seed shipments occur in the first quarter. Corn unit gross margin increased significantly due to lower costs per unit and higher average selling prices.

  Cost per unit improved nearly $4.00 per unit as a result of a large production crop produced under very favorable growing conditions during the summer of 1994. Average selling price for corn was higher primarily due to an improved sales mix which included fewer units of lower priced, small sized seed.

International Seed

  International seed segment earnings were $0.5 million lower than a year ago. Devaluation of the Mexican peso significantly reduced corn sales opportunities for the Company due to the lack of agricultural credit. In addition, corn production in Mexico was substantially below target, increasing production cost per unit. These two factors, coupled with higher interest costs due to increased borrowing requirements, caused earnings to decrease nearly $2.0 million in Mexico. Improved earnings from Argentine operations were the result of higher average selling prices and higher sales volume for corn.

Swine

Swine segment results were $4.0 million lower than a year earlier as revenues decreased nine percent. The revenue decrease resulted from a 24 percent drop in market hog revenues offset to a large extent by higher breeding stock revenues. Revenues from the female lines of the breeding stock business were higher due to increased sales volume as demand for DEKALB gilts remained strong. Male genetic revenues were down nine percent due to weak demand for boars.

Since over 40 percent of DEKALB's sales volume is by-product market hogs, lower prices have a direct impact on profitability. Average market hog prices dropped almost $12.00 per hundred weight from a year ago, causing swine to report a loss of $1.3 million in the first six months of fiscal 1995 compared with earnings of $2.7 million in the same period of fiscal 1994. Higher futures prices for market hogs in the second half of the fiscal year would suggest improved results for DEKALB's swine operation.

Poultry

The loss of $0.9 million for the first six months from the poultry segment was $0.3 million more than the prior year. Gross margins from domestic breeder and commercial hatchery operations were both lower than a year ago.


General

The effective tax rate increased from 27 percent in the first six months of fiscal 1994 to 37 percent for the same period in fiscal 1995. A change in the earnings mix, including fluctuations in Mexican equity earnings, was the principal factor causing the increase. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. The first six months of fiscal 1994 included increased tax benefits associated with international seed losses incurred in prior years.

First quarter fiscal 1994 net earnings reflected the adoption of statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". The cumulative effect of this accounting change was an after-tax charge to net earnings of $0.4 million ($.09 per share).

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this suspension through the second quarter of 1994 was a benefit of $1.6 million after-tax. Due to the Company's method of annualizing seed segment expenses, the full effects of this benefit ($2.3 million after tax) were not recognized until nine months results were reported.


Financial Position

During the first half of fiscal 1995, net cash flow from operations was down slightly from a year ago. Cash requirements for increased seed production costs were offset by receipts from early cash discount programs.

Cash requirements for the first six months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1997 and a $20 million facility available through November 26, 1995. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended February 28, 1995 and 1994
(Dollars in millions except per share amounts)
  (Unaudited)

                                            February   February
                                               1995        1994


Revenues                                      148.4      143.0
Cost of revenues                               74.2       80.1

         GROSS MARGIN                          74.2       62.9

Selling expenses                               30.3       28.9
Research and development cost                  18.7       18.5
General and administrative expense              8.4        4.5

                                               57.4       51.9

         OPERATING EARNINGS                    16.8       11.0

Interest expense, net of interest income of
     $0.1 in 1995.                             (2.1)      (1.9)
Other expense, net                             (2.5)      (0.5)

Earnings before income taxes and cumulative effect
    of accounting change                       12.2        8.6
Income tax provision                            4.5        2.2

NET EARNINGS                              $     7.7  $     6.4


     NET EARNINGS PER SHARE               $    1.48  $    1.22

     DIVIDENDS PER SHARE                  $    0.20  $    0.20


The accompanying notes are an integral part of the financial st

      -7-


DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended February 28, 1995 and 1994
(Dollars in millions except per share amounts)
  (Unaudited)

                                            February   February
                                               1995        1994


Revenues                                      197.6      183.8
Cost of revenues                              103.5      101.6

         GROSS MARGIN                          94.1       82.2

Selling expenses                               37.5       34.3
Research and development cost                  24.8       23.8
General and administrative expense             14.3        8.7

                                               76.6       66.8

         OPERATING EARNINGS                    17.5       15.4

Interest expense, net of interest income of
     $0.2 in 1995 and $.1 in 1994              (4.2)      (3.8)
Other expense, net                             (2.9)      (1.1)

Earnings before income taxes and cumulative effect
    of accounting change                       10.4       10.5
Income tax provision                            3.9        2.9

Earnings before cumulative effect of account    6.5        7.6

Cumulative effect of accounting change            -       (0.4)

NET EARNINGS                              $     6.5  $     7.2

     Earnings per share before cumulative
        effect of accounting change       $    1.25  $    1.46

     Accounting change                            -      (0.09)

     NET EARNINGS PER SHARE               $    1.25  $    1.37


     DIVIDENDS PER SHARE                  $    0.20  $    0.20


The accompanying notes are an integral part of the financial state

      -6-

DEKALB Genetics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 1995 and 1994 and August 31, 1994
(Dollars in millions)

                                                          February February August
                                                           1995     1994     1994

                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                 $0.8     $0.2     $6.2
  Notes and accounts receivable, net of allowance for
   doubtful accounts of $2.5 at February 28, 1995, $2.2 at
   February 28, 1994, and $2.4 at August 31, 1994           85.8     79.4     47.5
  Inventories (Note 2)                                     120.9    117.5    100.8
  Deferred income taxes                                      4.7      5.4      4.7
  Other current assets                                       6.0      6.5      4.8

    Total current assets                                   218.2    209.0    164.0
Investments in and advances to related companies             4.7      8.4      8.9
Intangible assets                                           40.6     41.9     41.3
Other assets                                                 3.9      5.5      4.2
Property, plant and equipment, at cost                     249.3    238.8    246.0
   Less accumulated depreciation and amortization         (148.3)  (142.3)  (145.4)

      Net property, plant and equipment                    101.0     96.5    100.6

Total assets                                              $368.4   $361.3   $319.0

Current liabilities:
  Notes payable                                            $36.0    $51.0    $45.1
  Accounts payable, trade                                   32.3     32.2      7.0
  Other accounts payable                                    28.6     21.3     13.4
  Other current liabilities                                 45.4     33.9     29.6

    Total current liabilities                              142.3    138.4     95.1
Deferred compensation and other credits                      6.2      5.3      5.4
Deferred income taxes                                       11.5     12.9     12.2
Long-term debt, less current maturities                     85.0     85.0     85.0

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000 shares            0.1      0.1      0.1
    Common, Class B; authorized 15,000,000 shares            0.4      0.4      0.4
  Capital in excess of stated value                         80.5     80.0     80.1
  Retained earnings                                         50.1     44.4     45.8
  Currency translation adjustments (Note 3)                 (5.3)    (2.8)    (2.7)

                                                           125.8    122.1    123.7
    Less treasury stock, at cost                            (2.4)    (2.4)    (2.4)

Total shareholders' equity                                 123.4    119.7    121.3

Total liabilities and shareholders' equity                $368.4   $361.3   $319.0


The accompanying notes are an integral part of the financial statements.
                          -8-

DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 1995 and 1994
(Dollars in millions)
(Unaudited)
                                                     February   February
                                                      1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $6.5       $7.2

  Adjustments to reconcile net income to net cash
   flow from operating activities:
   Depreciation and amortization                        5.8        6.1
   Equity earnings, net of dividends                    2.0        0.5
   Cumulative effect of accounting change                -         0.4
   Provision for inventory valuation                    7.0        6.1
   Other                                               (0.7)       1.0


  Changes in assets and liabilities:
   Receivables                                        (39.0)     (43.1)
   Inventories                                        (27.1)      (5.4)
   Other current assets                                (1.1)      (2.7)
   Accounts payable                                    40.6       41.2
   Accrued expenses                                    12.7        2.2
   Other assets and liabilities                         4.1       (2.1)

  Net cash flow from operating activities             $10.8      $11.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (5.9)      (8.6)
  Proceeds from sale of property, plant and equipment   1.0        0.3
  Other                                                (0.5)      (0.1)

  Net cash flow from investing activities             ($5.4)     ($8.4)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments made on debt                      (9.1)      (4.2)
  Dividends paid                                       (2.0)      (2.0)
  Other                                                 0.3        0.1

  Net cash flow from financing activities            ($10.8)     ($6.1)

  Net effect of exchange rates on cash                   -        (0.2)

  Net decrease in cash and cash equivalents            (5.4)      (3.3)
  Cash and cash equivalents August 31                   6.2        3.5

  Cash and cash equivalents at the end of February     $0.8       $0.2

Supplemental Cash Flow Information
  Cash paid during the period for:
           Income taxes                                $1.3       $1.2
           Interest                                    $4.2       $3.6

The accompanying notes are an integral part of the financial statements.
    -9-

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at February 28, 1994 is included herein as part of the condensed consolidated financial statements.

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

2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                                  February February  August
                                                    1995     1994     1994
                                                            Restated
    Commercial seed                               $109.3    $104.7   $ 88.1
    Commercial poultry and swine                     8.1       8.5      8.9
    Supplies and other                               3.5       4.3      3.8
                                                  $120.9    $117.5   $100.8

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


3. Effective in fiscal 1995, the Company accounts for translation of foreign currency in countries formerly considered hyperinflationary in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation." Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity. The following summarizes the activity in the translation adjustment account:

                                                       (In millions)
                                                   February     February
                                                    1995           1994
       Balance at September 1                      $(2.7)         $(2.5)
       Translation gain (loss)                      (2.6)          (0.3)
       Balance at end of February                  $(5.3)         $(2.8)

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


5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this curtailment through the second quarter of 1994 was a benefit of $1.6 million after-tax. Due to the Company's method of annualizing seed segment expenses, the full effects of this benefit ($2.3 million after tax) was not recognized until nine months results were completed.

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

Item 4.  Sumission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on Wednesday, January 18, 1995. The stockholders elected four directors and the votes were cast as follows:

                                          For         Withheld

               Charles J. Arntzen       646,005         9,410
               Bruce P. Bickner         646,010         9,405
               John T. Roberts          646,033         9,382
               H. Blair White           645,892         9,523

               There were no abstentions or broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K                             Page

(a)  Exhibit 10A - Employment Agreement between DEKALB Genetics
                   Corporation and Bruce P. Bickner                  15-20

     Exhibit 10B - Employment Agreement between DEKALB Genetics
                   Corporation and Rickard O. Ryan                   21-26

     Exhibit 10C - Employment Agreement between DEKALB Genetics
                   Corporation and John H. Witmer, Jr.               27-34

     Exhibit 10D - Employment Agreement between DEKALB Genetics
                   Corporation and Roy L. Poage                      35-40

     Exhibit 11  - Computation of Net Earnings per Common and
                   Common Equivalent Share                           41-42



(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended February 28, 1995.






                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEKALB Genetics Corporation



Date:  April 11, 1995                              Thomas R. Rauman
                                                     (Signature)
                                                   Thomas R. Rauman
                                                Vice President-Finance,
                                                Chief Financial Officer

            EMPLOYMENT AND NON-COMPETITION AGREEMENT


 1.  This Agreement is effective September 1, 1994.

 2. Employee is Bruce P. Bickner. The Company is DEKALB Genetics Corporation and its subsidiaries and affiliates.

 3. If this Agreement is not terminated in writing by either party prior to any anniversary of its effective date, the Agreement shall extend for another year.

 4.  Employee shall work for the Company in an executive capacity.

 5. Employee shall perform the duties assigned by the Company ("Duties") at such location(s) as the Company reasonably requires.

 6. Employee shall devote full efforts during normal business hours to Duties, and the Company shall receive all of the benefits related to Duties.

 7.  Employee's annual compensation is described in Exhibit A.  If the
     Exhibit is not updated prior to an anniversary date, the terms of the Exhibit shall continue until a new written Exhibit is agreed to by the parties.

 8. If Employee dies or becomes disabled and cannot perform Employee's Duties with reasonable accommodation, Employee or employee's estate shall receive an annual performance bonus equal to the target annual performance bonus in effect at the Employee's death or date of disability, prorated for the portion of the year up to the date of such death or disability.

 9. The Company will pay Employee's travel and other business expenses, consistent with company policies and as supported by appropriate documentation.

10. Other than in the normal course of Duties with the Company, Employee will not at any time, during or after employment by the Company, disclose any non-public information relating to the Company. Employee agrees to treat as confidential all such information, whether written or otherwise, including but not limited to, information regarding financial reports, employees, customers, products, costs, prices, services, research programs, patents, equipment, systems, production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements.

11. Upon termination of employment, Employee will return to the Company all assets and all books, records, lists and other written materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business.

12. Employee shall make full and prompt written disclosure to the Company of any business opportunity of which Employee becomes aware and which relates to the business of the Company.

13. All inventions, discoveries, ideas, improvements and designs made or conceived by Employee, and copyrights to all software, writings or other materials prepared by Employee, in each case solely or with others, while employed by the Company, during or after working hours, which are related to the actual or anticipated business of the Company, belong exclusively to the Company. Employee shall make full and prompt written
     disclosure to the Company of the above.   At the request and expense of
     the Company, either before or after termination of employment, Employee shall execute a written assignment of and shall assist in acquiring and maintaining patent or other proprietary information protection of the Company's rights to such inventions, ideas, improvements, designs or copyrights.

14. For three years after employment, Employee will not, in any way or capacity, solicit any officer, director, employee or other individual:

     A.  to leave employment or any position with the Company,

     B.  to compete with the business of the Company, or

     C.  to violate the terms of any agreement with the Company.

15. For 24 months following termination of Employee's employment with Company for any reason whatsoever, Employee will not, in any way or capacity, participate in or have any employment, consultant, financial, management or other interest in any business enterprise anywhere that engages in or plans to engage in (either at the time of Employee's termination and/or during the 24-month period following such termination) significant or substantial competition with any business conducted by the Company.

16. During the period set forth in paragraph 15, the Company shall (except in the case of Employee's termination on account of death or inability to perform Duties due to disability) pay Employee one month's base salary and one-twelfth of Employee's target annual performance bonus (both at the rate in effect on Employee's termination date) for every one month during the period set forth in paragraph 15. The Company shall not, however, be obligated to make such payments during any period of time that Employee is in breach of paragraph 15 of this Agreement.

17. Payments by the Company to Employee pursuant to paragraph 16 shall be in lieu of any other severance payments that may otherwise be due to Employee. Payments pursuant to paragraph 16 shall not, however, be in lieu of any compensation due Employee for Company's breach of this Agreement (e.g., the Company's obligation to make salary and bonus payments in the event of the Company's termination of Employee without cause during the term of this Agreement or any annual extension thereof).

18. Employee agrees that (a) both the duration and geographic scope of paragraph 15 are necessary to reasonably and adequately protect the Company's businesses, and (b) the compensation provided in paragraph 16 will adequately compensate Employee during transition to new employment or other status.

19. Employee will not begin employment with another employer without first giving at least thirty days notice to the Company. Prior to accepting any new employment, Employee shall inform his new employer of the existence of this Agreement and provide a copy hereof to such new employer.

20. Except as otherwise provided in this Agreement, Employee's rights under any employee benefit plan shall not be affected by this Agreement.

21. Employee has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards. Employee will adhere to the policies and principles contained therein, and will require all employees reporting to Employee to adhere to those policies and principles.

22. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

23. The Beneficiary Designation form attached hereto as Exhibit B is a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled to Employee's personal representative, heirs, devisees or legatees. Employee may change Exhibit B at any time by providing an amended version to the Personnel Department.

24. Without limiting the rights of the Company to pursue all other legal and equitable rights available to the Company, it is agreed that: (a) the Duties performed by Employee are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such performance cannot be reasonably and adequately compensated in damages in an action at law, and (b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 10, 11, 12, 13, 14 or 15, of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 10, 11, 12, 13, 14 and 15 of this Agreement shall continue in effect notwithstanding termination of Employee's employment under any circumstances whatsoever.

25. If in any proceeding a term, geographic or other restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, geographic or other restriction, covenant or promise shall automatically be deemed modified to the extent necessary to make it enforceable.

26. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company or transferred by operation of law. Employee agrees that if the Company is sold or Employee is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that purchaser, subsidiary or affiliate.

27. Notices contemplated by this Agreement shall be effective when delivered in writing to the Company at 3100 Sycamore Road, DeKalb, IL 60115,
     ATTN: General Counsel or to Employee at 11702 Deerpath Road, Sycamore, IL 60178.

28. This Agreement, including Exhibits A and B as they may be amended from time to time, all confidentiality agreements and all invention assignment agreements signed by Employee during any employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be modified except by an instrument in writing signed by both parties.

         Employee






         DEKALB Genetics Corporation



         By:

            EMPLOYMENT AND NON-COMPETITION AGREEMENT


 1.  This Agreement is effective September 1, 1994.

 2. Employee is Richard O. Ryan. The Company is DEKALB Genetics Corporation and its subsidiaries and affiliates.

 3. If this Agreement is not terminated in writing by either party prior to any anniversary of its effective date, the Agreement shall extend for another year.

 4.  Employee shall work for the Company in an executive capacity.

 5. Employee shall perform the duties assigned by the Company ("Duties") at such location(s) as the Company reasonably requires.

 6. Employee shall devote full efforts during normal business hours to Duties, and the Company shall receive all of the benefits related to Duties.

 7.  Employee's annual compensation is described in Exhibit A.  If the
     Exhibit is not updated prior to an anniversary date, the terms of the Exhibit shall continue until a new written Exhibit is agreed to by the parties.

 8. If Employee dies or becomes disabled and cannot perform Employee's Duties with reasonable accommodation, Employee or employee's estate shall receive an annual performance bonus equal to the target annual performance bonus in effect at the Employee's death or date of disability, prorated for the portion of the year up to the date of such death or disability.

 9. The Company will pay Employee's travel and other business expenses, consistent with company policies and as supported by appropriate documentation.

10. Other than in the normal course of Duties with the Company, Employee will not at any time, during or after employment by the Company, disclose any non-public information relating to the Company. Employee agrees to treat as confidential all such information, whether written or otherwise, including but not limited to, information regarding financial reports, employees, customers, products, costs, prices, services, research programs, patents, equipment, systems, production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements.

11. Upon termination of employment, Employee will return to the Company all assets and all books, records, lists and other written materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business.

12. Employee shall make full and prompt written disclosure to the Company of any business opportunity of which Employee becomes aware and which relates to the business of the Company.

13. All inventions, discoveries, ideas, improvements and designs made or conceived by Employee, and copyrights to all software, writings or other materials prepared by Employee, in each case solely or with others, while employed by the Company, during or after working hours, which are related to the actual or anticipated business of the Company, belong exclusively to the Company. Employee shall make full and prompt written
     disclosure to the Company of the above.   At the request and expense of
     the Company, either before or after termination of employment, Employee shall execute a written assignment of and shall assist in acquiring and maintaining patent or other proprietary information protection of the Company's rights to such inventions, ideas, improvements, designs or copyrights.

14. For three years after employment, Employee will not, in any way or capacity, solicit any officer, director, employee or other individual:

     A.  to leave employment or any position with the Company,

     B.  to compete with the business of the Company, or

     C.  to violate the terms of any agreement with the Company.

15. For 24 months following termination of Employee's employment with Company for any reason whatsoever, Employee will not, in any way or capacity, participate in or have any employment, consultant, financial, management or other interest in any business enterprise anywhere that engages in or plans to engage in (either at the time of Employee's termination and/or during the 24-month period following such termination) significant or substantial competition with any business conducted by the Company.

16. During the period set forth in paragraph 15, the Company shall (except in the case of Employee's termination on account of death or inability to perform Duties due to disability) pay Employee one month's base salary and one-twelfth of Employee's target annual performance bonus (both at the rate in effect on Employee's termination date) for every one month during the period set forth in paragraph 15. The Company shall not, however, be obligated to make such payments during any period of time that Employee is in breach of paragraph 15 of this Agreement.

17. Payments by the Company to Employee pursuant to paragraph 16 shall be in lieu of any other severance payments that may otherwise be due to Employee. Payments pursuant to paragraph 16 shall not, however, be in lieu of any compensation due Employee for Company's breach of this Agreement (e.g., the Company's obligation to make salary and bonus payments in the event of the Company's termination of Employee without cause during the term of this Agreement or any annual extension thereof).

18. Employee agrees that (a) both the duration and geographic scope of paragraph 15 are necessary to reasonably and adequately protect the Company's businesses, and (b) the compensation provided in paragraph 16 will adequately compensate Employee during transition to new employment or other status.

19. Employee will not begin employment with another employer without first giving at least thirty days notice to the Company. Prior to accepting any new employment, Employee shall inform his new employer of the existence of this Agreement and provide a copy hereof to such new employer.

20. Except as otherwise provided in this Agreement, Employee's rights under any employee benefit plan shall not be affected by this Agreement.

21. Employee has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards. Employee will adhere to the policies and principles contained therein, and will require all employees reporting to Employee to adhere to those policies and principles.

22. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

23. The Beneficiary Designation form attached hereto as Exhibit B is a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled to Employee's personal representative, heirs, devisees or legatees. Employee may change Exhibit B at any time, by providing an amended version to the Personnel Department.

24. Without limiting the rights of the Company to pursue all other legal and equitable rights available to the Company, it is agreed that: (a) the Duties performed by Employee are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such performance cannot be reasonably and adequately compensated in damages in an action at law, and (b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 10, 11, 12, 13, 14 or 15, of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 10, 11, 12, 13, 14 and 15 of this Agreement shall continue in effect notwithstanding termination of Employee's employment under any circumstances whatsoever.

25. If in any proceeding a term, geographic or other restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, geographic or other restriction, covenant or promise shall automatically be deemed modified to the extent necessary to make it enforceable.

26. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company or transferred by operation of law. Employee agrees that if the Company is sold or Employee is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that purchaser, subsidiary or affiliate.

27. Notices contemplated by this Agreement shall be effective when delivered in writing to the Company at 3100 Sycamore Road, DeKalb, IL 60115,
     ATTN:  General Counsel or to Employee at 135 Thornbrook, DeKalb, IL
     60115.

28. This Agreement, including Exhibits A and B as they may be amended from time to time, all confidentiality agreements and all invention assignment agreements signed by Employee during any employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be modified except by an instrument in writing signed by both parties.

         Employee






         DEKALB Genetics Corporation



         By:

                       EMPLOYMENT AGREEMENT



         THIS AGREEMENT is effective September 1, 1993, and made by and between John H. Witmer, Jr. ("Employee") and DEKALB Genetics Corporation, a Delaware corporation (the "Company").

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

         NOW, THEREFORE, the parties agree as follows:

    1. Employment. The Company agrees to employ Employee in an executive capacity as an officer of the Company, and Employee agrees to be so employed by the Company, for a term commencing September 1, 1993, and ending on August 31, 1994, subject, however, to prior termination as provided herein. In the event the Company terminates Employee's employment on or before August 31, 1994 or any August 31st thereafter for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee may be entitled, be entitled to termination pay which shall equal twelve (12) months base salary beginning with the next September 1 following such termination. In the event the Company does not give the Employee notice of termination of this Agreement on or before August 31, 1994 or any August 31st thereafter, the contract will be extended for an additional one year period beginning September 1, 1994, or any September 1st thereafter.

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

         B. Employee shall devote Employee's normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits, profits or other issue arising from or incident to all work, services and advice of Employee performed for the Company. It is acknowledged that Employee will also be serving for his own account as Vice-President and General Counsel of DEKALB Energy Company. Employee shall have the right to make investments in businesses which engage in activities other than those engaged in by the Company from time to time. Employee shall also have the right to devote such incidental and immaterial amounts of Employee's time which are not required for the full and faithful performance of Employee's duties hereunder to any outside activities and businesses which are not being engaged in by the Company and which shall not otherwise interfere with the performance of Employee's duties hereunder.

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

   17. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 2575 Greenwood Acres Drive, DeKalb, IL 60115.

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

                        DEKALB Genetics Corporation



                        By:

                        Employee

            EMPLOYMENT AND NON-COMPETITION AGREEMENT


 1.  This Agreement is effective September 1, 1994.

 2. Employee is Roy L. Poage. The Company is DEKALB Genetics Corporation and its subsidiaries and affiliates.

 3. If this Agreement is not terminated in writing by either party prior to any anniversary of its effective date, the Agreement shall extend for another year.

 4.  Employee shall work for the Company in an executive capacity.

 5. Employee shall perform the duties assigned by the Company ("Duties") at such location(s) as the Company reasonably requires.

 6. Employee shall devote full efforts during normal business hours to Duties, and the Company shall receive all of the benefits related to Duties.

 7.  Employee's annual compensation is described in Exhibit A.  If the
     Exhibit is not updated prior to an anniversary date, the terms of the Exhibit shall continue until a new written Exhibit is agreed to by the parties.

 8. If Employee dies or becomes disabled and cannot perform Employee's Duties with reasonable accommodation, Employee or employee's estate shall receive an annual performance bonus equal to the target annual performance bonus in effect at the Employee's death or date of disability, prorated for the portion of the year up to the date of such death or disability.

 9. The Company will pay Employee's travel and other business expenses, consistent with company policies and as supported by appropriate documentation.

10. Other than in the normal course of Duties with the Company, Employee will not at any time, during or after employment by the Company, disclose any non-public information relating to the Company. Employee agrees to treat as confidential all such information, whether written or otherwise, including but not limited to, information regarding financial reports, employees, customers, products, costs, prices, services, research programs, patents, equipment, systems, production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements.

11. Upon termination of employment, Employee will return to the Company all assets and all books, records, lists and other written materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business.

12. Employee shall make full and prompt written disclosure to the Company of any business opportunity of which Employee becomes aware and which relates to the business of the Company.

13. All inventions, discoveries, ideas, improvements and designs made or conceived by Employee, and copyrights to all software, writings or other materials prepared by Employee, in each case solely or with others, while employed by the Company, during or after working hours, which are related to the actual or anticipated business of the Company, belong exclusively to the Company. Employee shall make full and prompt written
disclosure to the Company of the above.   At the request and expense of the
Company, either before or after termination of employment, Employee shall execute a written assignment of and shall assist in acquiring and maintaining patent or other proprietary information protection of the Company's rights to such inventions, ideas, improvements, designs or copyrights.

14. For three years after employment, Employee will not, in any way or capacity, solicit any officer, director, employee or other individual:

     A.  to leave employment or any position with the Company,

     B.  to compete with the business of the Company, or

     C.  to violate the terms of any agreement with the Company.

15. For 18 months following termination of Employee's employment with Company for any reason whatsoever, Employee will not, in any way or capacity, participate in or have any employment, consultant, financial, management or other interest in any business enterprise anywhere that engages in or plans to engage in (either at the time of Employee's termination and/or during the 18 month period following such termination) significant or substantial competition with any business conducted by the Company involving the producing, distributing or marketing of hybrid or specialized breeding swine or conducting or administering any research activities relating to hybrid or specialized breeding swine.

16. During the period set forth in paragraph 15, the Company shall (except in the case of Employee's termination on account of death or inability to perform Duties due to disability) pay Employee one month's base salary and one-twelfth of Employee's target annual performance bonus (both at the rate in effect on Employee's termination date) for every one month during the period set forth in paragraph 15. The Company shall not, however, be obligated to make such payments during any period of time that Employee is in breach of paragraph 15 of this Agreement.

17. Payments by the Company to Employee pursuant to paragraph 16 shall be in lieu of any other severance payments that may otherwise be due to Employee. Payments pursuant to paragraph 16 shall not, however, be in lieu of any compensation due Employee for Company's breach of this Agreement (e.g., the Company's obligation to make salary and bonus payments in the event of the Company's termination of Employee without cause during the term of this Agreement or any annual extension thereof).

18. Employee agrees that (a) both the duration and geographic scope of paragraph 15 are necessary to reasonably and adequately protect the Company's businesses, and (b) the compensation provided in paragraph 16 will adequately compensate Employee during transition to new employment or other status.

19. Employee will not begin employment with another employer without first giving at least thirty days notice to the Company. Prior to accepting any new employment, Employee shall inform his new employer of the existence of this Agreement and provide a copy hereof to such new employer.

20. Except as otherwise provided in this Agreement, Employee's rights under any employee benefit plan shall not be affected by this Agreement.

21. Employee has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards. Employee will adhere to the policies and principles contained therein, and will require all employees reporting to Employee to adhere to those policies and principles.

22. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

23. The Beneficiary Designation form attached hereto as Exhibit B is a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled to Employee's personal representative, heirs, devisees or legatees. Employee may change Exhibit B at any time, by providing an amended version to the Personnel Department.

24. Without limiting the rights of the Company to pursue all other legal and equitable rights available to the Company, it is agreed that: (a) the Duties performed by Employee are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such performance cannot be reasonably and adequately compensated in damages in an action at law, and (b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 10, 11, 12, 13, 14 or 15, of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 10, 11, 12, 13, 14 and 15 of this Agreement shall continue in effect notwithstanding termination of Employee's employment under any circumstances whatsoever.

25. If in any proceeding a term, geographic or other restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, geographic or other restriction, covenant or promise shall automatically be deemed modified to the extent necessary to make it enforceable.

26. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company or transferred by operation of law. Employee agrees that if the Company is sold or Employee is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that purchaser, subsidiary or affiliate.

27. Notices contemplated by this Agreement shall be effective when delivered in writing to the Company at 3100 Sycamore Road, DeKalb, IL 60115,
     ATTN: General Counsel or to Employee at 11578 Deerpath Road, Sycamore, IL 60178.

28. This Agreement, including Exhibits A and B as they may be amended from time to time, all confidentiality agreements and all invention assignment agreements signed by Employee during any employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be modified except by an instrument in writing signed by both parties.

         Employee






         DEKALB Genetics Corporation



         By:

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
              For the six months ended February 28, 1995 and 1994

                                                      February     February
                                                        1995         1994

PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,151,754    5,139,520

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                            72,799        69,851

    Average number of common and common
    equivalent shares outstanding                   5,224,553     5,209,371

  Net Earnings

    Net earnings for primary earnings per share    $6,534,000    $7,169,000

  Primary Earnings Per Share                            $1.25         $1.37

                                  EXHIBIT 11

                    COMPUTATION OF NET EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARE
             For the three months ended February 28, 1995 and 1994

                                                      February     February
                                                        1995         1994

PRIMARY EARNINGS PER SHARE:
  Shares

    Average shares outstanding                       5,154,976    5,140,055

    Net average additional shares outstanding
    assuming dilutive stock options exercised
    and proceeds used to purchase treasury stock
    at average market price                            65,621        84,082

    Average number of common and common
    equivalent shares outstanding                   5,220,597     5,224,137

  Net Earnings

    Net earnings for primary earnings per share     $7,717,000   $6,416,000

  Primary Earnings Per Share                            $1.48         $1.22