Form 10-Q
period 1995-05-31
DEKALB GENETICS CORP
filed 1995-07-13
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the nine month period ended May 31, 1995 or

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


       Title of class                       Outstanding as of May 31, 1995
Class A Common, no par value                                     792,376
Class B Common, no par value                                   4,371,332


Exhibit index is located on page 2

Total number of pages 60

DEKALB GENETICS CORPORATION

INDEX


                                                                       Page No.

Part I - Financial Information (Unaudited except for the
  Condensed Consolidated Balance Sheet as of August 31, 1994):

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               3-5

  Condensed Consolidated Statements of Operations for the nine
  months ended May 31, 1995 and 1994                                        6

  Condensed Consolidated Statements of Operations for the three
  months ended May 31, 1995 and 1994                                        7

  Condensed Consolidated Balance Sheets, May 31, 1995 and 1994
  and August 31, 1994                                                       8

  Condensed Consolidated Statements of Cash Flows for the nine
  months ended May 31, 1995 and 1994                                        9

  Notes to Condensed Consolidated Financial Statements                  10-11

Part II - Other Information                                                12

  EXHIBIT 10 - Sales Agreement with Central Farms of America, Inc.      13-58

  EXHIBIT 11 - Computation of Net Earnings per Common and Common
  Equivalent Share for the nine months ended May 31, 1995
  and 1994 and for the three months ended May 31, 1995 and 1994.        59-60

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             and Financial Position

Net earnings from continuing operations for the first nine months of fiscal 1995 were $10.7 million ($2.03 per share) compared with $10.3 million ($1.98 per share) for the same period of the prior year. Excluding an after-tax benefit of $2.1 million ($.40 per share) related to the suspension of the defined benefit portion of the Company's retirement program, net earnings from continuing operations in fiscal 1994 were $8.2 million ($1.58 per share). The $2.5 million increase in earnings from continuing operations was due to a significant improvement in seed segment earnings partly offset by lower swine segment profitability and a higher tax rate.

Net earnings of $11.9 million ($2.27 per share) for fiscal 1995 included a $1.2 million ($.24 per share) gain from the disposition of the Company's poultry business segment. Fiscal 1994 net earnings of $9.4 million ($1.80 per share) included a $0.5 million loss ($.10 per share) from discontinued operations and an expense of $.4 million ($.09 per share) related to adopting the new standard of accounting for income taxes.

Consolidated revenues in fiscal 1995 were $294.3 million compared with $276.9 million the prior year. The six percent increase was primarily due to higher North American and Argentine corn selling prices and sales volumes. Swine revenues decreased nearly 12 percent as the result of lower market hog prices and reduced male genetic revenues.

Fiscal 1995 third quarter net earnings from continuing operations were up significantly over the same period a year ago. Excluding the benefit related to the retirement program ($1.1 million or $.20 per share) prior year third quarter earnings were $1.2 million compared with $3.6 million in the third quarter of fiscal 1995. North American seed earnings increased due to higher corn margins while lower market hog prices caused the swine segment to report a $0.1 million loss compared with $2.8 million of earnings in the third quarter of fiscal 1994. International seed segment earnings increased due to higher royalty income from Europe.

         Quarterly Industry Segment Revenues and Earnings (In Millions)
                                   (Unaudited)

                                              Third Quarter      Year-to-Date
                                           May 1995  May 1994 May 1995  May 1994
Revenues:
 North American Seed                       $ 75.5    $ 73.5    $191.0   $181.1
 International Seed                          17.6      14.4      67.7     55.4
 Swine                                       11.8      14.3      35.6     40.4
   Total Revenues                          $104.9    $102.2    $294.3   $276.9

Earnings:
 North American Seed                       $  6.2    $  4.0    $ 20.2   $ 13.0
 International Seed                           2.9      (0.4)      8.3      5.5
 Swine                                       (0.1)      2.8      (1.4)     5.5
   Total Operating Earnings                   9.0       6.4      27.1     24.0

 General corporate expenses                  (0.7)     (1.4)     (3.2)    (4.1)
 Net interest expense                        (2.4)     (2.0)     (6.7)    (5.8)
   Earnings from continuing operations
   before income taxes and accounting change  5.9       3.0      17.2     14.1
 Income tax provision                         2.3       0.8       6.5      3.8

Earnings from continuing operations before
cumulative effect of accounting change        3.6       2.2      10.7     10.3

Discontinued Operations:
 Gain/(Loss) from operations, net of tax      0.1         -      (0.5)    (0.5)
 Gain on disposition, net of tax              1.7          -      1.7         -

Earnings before cumulative effect
of accounting change                          5.4       2.2      11.9      9.8
 Cumulative effect of accounting change          -         -        -     (0.4)

Net Earnings                               $  5.4    $  2.2    $ 11.9   $  9.4

North American Seed

North American seed segment earnings for the first nine months of fiscal 1995 were $7.2 million higher than a year earlier as revenues increased $9.9 million or six percent. Higher average selling prices for corn and an increase in soybean sales volume generated the revenue increase. The average selling price for corn was 7% higher, primarily due to an improved sales mix.

Improved earnings were largely the result of the higher corn selling prices and lower unit costs. As a result of the large production crop harvested last fall following very favorable growing conditions during the summer of 1994, margin per unit improved over $8.00 per unit. Fiscal 1995 corn sales volume is expected to be up over a year ago despite a nine percent reduction in corn planted acreage. However, returns have yet to be finalized due to the rain-delayed planting season.

Soybean sales volume was higher in the current year nine months due to increased demand for DEKALB's product combined with higher soybean planted acreage. As corn planted acreage decreased four percent from planting intentions, farmers were forced to plant alternative crops, including soybeans, most of which occurred after May 31.

North American seed segment earnings for the third quarter of fiscal 1995 were $2.2 million higher than last year largely due to higher corn margins.

International Seed

International seed segment earnings for the first nine months were $2.8 million higher than a year ago. Increased royalty income from Western Europe and higher earnings in Argentina were partly offset by lower equity earnings from Mexico and lower royalty earnings in Eastern Europe. Argentine corn operations rebounded from the adverse growing conditions last year and experienced higher average selling prices and volume in the current year. On the other hand, in Mexico, drought and the lack of agricultural credit due to the devaluation of the peso significantly reduced corn sales opportunities. In addition, seed corn production in Mexico was substantially below target, increasing production cost per unit. These two factors, coupled with higher interest costs, caused earnings from our joint venture in Mexico to decrease nearly $2.0 million.

Third quarter international seed segment earnings increased $3.3 million in fiscal 1995 compared with the same period of fiscal 1994. Argentine earnings improved over the prior year third quarter and French royalty income was higher than a year ago.

Swine

Swine segment results for the first nine months were $6.9 million lower than a year earlier as revenues decreased 12 percent. The revenue decrease resulted from lower market hog prices combined with lower male genetic revenues which resulted from weak demand for boars. Market-driven prices caused revenues from the female lines of the breeding stock business to be flat, even though sales volume increased.

Since over 40 percent of DEKALB's sales volume is by-product market hogs, lower market prices have a direct impact on profitability. Average market hog prices for the nine months dropped almost $11.00 per hundred weight ($37.98 vs. $48.86) from a year ago, causing swine to report a loss of $1.4 million in the first nine months of fiscal 1995 compared with earnings of $5.5 million in the same period of fiscal 1994. Swine earnings are not expected to improve significantly by the end of the fiscal year. Although hog prices are improving in the fourth quarter, breeding stock demand has softened.

Third quarter swine segment earnings were $2.9 million less than the prior year third quarter due to lower market hog prices and lower boar sales volume. Market hog prices for the current quarter averaged nearly $39 per hundred weight compared with $49 a year ago.

General

The effective tax rate increased from 28 percent in the first nine months of fiscal 1994 to 38 percent for the same period in fiscal 1995. A change in the earnings mix, primarily the loss in Mexico, was the principal factor causing the increase. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax. The first nine months of fiscal 1994 included increased tax benefits associated with international seed losses incurred in prior years.

First quarter fiscal 1994 net earnings reflected the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". The cumulative effect of this accounting change was an after-tax charge to net earnings of $0.4 million ($.09 per share).

In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect on continuing operations of this suspension through the third quarter of 1994 was a benefit of $2.1 million after-tax.

On April 28, 1995, the Company sold the stock of its wholly-owned poultry subsidiary to Central Farm of America, Inc., an affiliate of Toshoku, LTD., a Tokyo-based trading company specializing in food and food products. A gain of $1.7 million, after-tax, was recorded as a result of the sale while discontinued operations reported a loss of $0.5 million, after-tax, for the nine month period. Net proceeds from the sale provided over $10 million in cash to be reinvested in the Company's seed and swine businesses.

Fourth quarter will primarily reflect swine operating results and corporate and interest expenses plus adjustments related to estimated full year seed returns and expenses recorded through the first nine months. Prior year fourth quarter results also included earnings from the poultry business and international seed royalty recognition due to contract changes, neither of which will occur in the current year fourth quarter.

Financial Position

During the first nine months of fiscal 1995, net cash outflow from operations was $21.0 million greater than a year ago. Cash requirements for increased seed production costs associated with the 1994 seed crop caused the change.

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


                        DEKALB Genetics Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended May 31, 1995 and 1994
                (Dollars in millions except per share amounts)
                              (Unaudited)

                                                                          May        May
                                                                          1995       1994


Revenues                                                                  294.3      276.9
Cost of revenues                                                          148.5      151.3

         GROSS MARGIN                                                     145.8      125.6

Selling expenses                                                           60.9       54.7
Research and development cost                                              37.3       36.0
General and administrative expense                                         20.9       14.2

                                                                          119.1      104.9

         OPERATING EARNINGS                                                26.7       20.7

Interest expense, net of interest income of
     $0.3 in 1995 and $0.2 in 1994                                         (6.7)      (5.8)
Other expense, net                                                         (2.8)      (0.8)

Earnings from continuing operations before income taxes and
    accounting change                                                      17.2       14.1
Income tax provision                                                        6.5        3.8

Earnings from continuing operations before cumulative effect
   of accounting change                                                    10.7       10.3

Discontinued Operations
   Loss from operations, net of tax                                        (0.5)      (0.5)
   Gain on disposition, net of tax                                          1.7          -
Earnings before cumulative effect of accounting change                     11.9        9.8

Cumulative effect of accounting change                                        -       (0.4)

         NET EARNINGS                                                 $    11.9  $     9.4

     Earnings per share from continuing operations before
        cumulative effect of accounting change                        $    2.03  $    1.98

     Discontinued Operations:
         Loss from operations, net of tax                                 (0.08)     (0.09)
         Gain on disposition, net of tax                                   0.32          -

     Earnings per share before cumulative effect of accounting change      2.27       1.89
         Cumulative effect of accounting change                               -      (0.09)

     NET EARNINGS PER SHARE                                           $    2.27  $    1.80


     Dividends per Share                                              $    0.60  $    0.60


The accompanying notes are an integral part of the financial statements.

                                 -6-


                DEKALB Genetics Corporation
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended May 31, 1995 and 1994
        (Dollars in millions except per share amounts)
                     (Unaudited)

                                                         May        May
                                                         1995       1994


Revenues                                                 104.9      102.2
Cost of revenues                                          50.6       55.8

         GROSS MARGIN                                     54.3       46.4

Selling expenses                                          24.7       21.6
Research and development cost                             14.4       14.2
General and administrative expense                         7.1        5.9

                                                          46.2       41.7

         OPERATING EARNINGS                                8.1        4.7

Interest expense, net of interest income of
     $0.1 in 1995 and 1994.                               (2.4)      (2.0)
Other income, net                                          0.2        0.3

Earnings from continuing operations before income taxes    5.9        3.0
Income tax provision                                       2.3        0.8

Earnings from continuing operations                        3.6        2.2

Discontinued Operations:
    Earnings from operations, net of tax                   0.1          -
    Gain on disposition, net of tax                        1.7          -

         NET EARNINGS                                $     5.4  $     2.2

Earnings per share from continuing operations before
   cumulative effect of accounting change                 0.68       0.43

Discontinued operations:
   Earnings from operations, net of tax                   0.02          -
   Gain on disposition, net of tax                        0.32          -

     NET EARNINGS PER SHARE                          $    1.02  $    0.43

     Dividends per Share                             $    0.20  $    0.20


The accompanying notes are an integral part of the financial statements.

                         -7-

              DEKALB Genetics Corporation
         CONDENSED CONSOLIDATED BALANCE SHEETS
       May 31, 1995 and 1994 and August 31, 1994
                 (Dollars in millions)
                      (Unaudited)
                                                           May      May    August
                                                          1995     1994     1994

Current assets:
  Cash and cash equivalents                               ($2.5)    $1.6     $6.2
  Notes and accounts receivable, net of allowance for
    doubtful accounts of $2.4 at May 31, 1995, $2.0 at
    May 31, 1994, and $2.2 at August 31, 1994             109.8    106.2     44.4
  Inventories (Note 2)                                     89.6     82.5     99.4
  Deferred income taxes                                     4.3      5.0      4.3
  Other current assets                                      4.0      6.4      7.0

    Total current assets                                  205.2    201.7    161.3
Investments in and advances to related companies            2.9      6.7      8.0
Intangible assets                                          40.3     41.7     41.3
Other assets                                                3.6      9.3      8.9
Property, plant and equipment, at cost                    237.5    226.4    230.8
   Less accumulated depreciation and amortization        (139.7)  (134.0)  (135.1)

      Net property, plant and equipment                    97.8     92.4     95.7

Total assets                                             $349.8   $351.8   $315.2

Current liabilities:
  Notes payable                                           $59.7    $69.1    $45.1
  Accounts payable, trade                                   3.4      5.7      6.4
  Other accounts payable                                    7.2     11.2     13.2
  Other current liabilities                                52.6     42.4     27.7

    Total current liabilities                             122.9    128.4     92.4
Deferred compensation and other credits                     5.6      5.3      5.4
Deferred income taxes                                       9.0     11.9     11.1
Long-term debt, less current maturities                    85.0     85.1     85.0

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized  5,000,000 shares           0.1      0.1      0.1
    Common, Class B; authorized 15,000,000 shares           0.4      0.4      0.4
  Capital in excess of stated value                        80.8     80.0     80.1
  Retained earnings                                        54.5     45.7     45.8
  Currency translation adjustments (Note 3)                (6.0)    (2.7)    (2.7)

                                                          129.8    123.5    123.7
    Less treasury stock, at cost                           (2.5)    (2.4)    (2.4)

Total shareholders' equity                                127.3    121.1    121.3

Total liabilities and shareholders' equity               $349.8   $351.8   $315.2


The accompanying notes are an integral part of the financial statements.
                          -8-

         DEKALB Genetics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 1995 and 1994
            (Dollars in millions)
                 (Unaudited)
                                                        May        May
                                                       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                        $11.9       $9.4

   Adjustments to reconcile net income to net cash
      flow from operating activities:
      Depreciation and amortization                      8.2        8.1
      Equity earnings, net of dividends                  1.7        1.3
      Cumulative effect of accounting change              -         0.4
      Provision for deferred income taxes                1.1        1.5
      Provision for inventory valuation                 11.0       10.0
      Loss from discontinued operations                  0.5        0.5
      Gain on disposition of discontinued operations    (1.7)        -
      Other                                              0.1        0.7


   Changes in assets and liabilities:
      Receivables                                      (66.0)     (73.3)
      Inventories                                       (1.2)      23.9
      Other current assets                               0.6       (0.3)
      Accounts payable                                  (9.0)       5.6
      Accrued expenses                                  18.7       13.1
      Other assets and liabilities                       2.3       (1.7)

   Net cash flow from operating activities            ($21.8)     ($0.8)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment           (9.7)     (12.2)
   Proceeds from sale of property, plant and equipment   0.8        0.6
   Proceeds from sale of discontinued operations        12.5          -
   Cash from (used by) discontinued operations          (2.5)      (0.3)

   Net cash flow from investing activities              $1.1     ($11.9)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                           14.6       14.1
   Principal payments made on debt                         -       (0.2)
   Dividends paid                                       (3.1)      (3.1)
   Other                                                 0.5        0.1

   Net cash flow from financing activities             $12.0      $10.9

   Net effect of exchange rates on cash                   -        (0.1)

   Net decrease in cash and cash equivalents            (8.7)      (1.9)
   Cash and cash equivalents at August 31                6.2        3.5

   Cash and cash equivalents at the end of May         ($2.5)      $1.6

Supplemental Cash Flow Information
  Cash paid during the period for:
        Income taxes                                    $5.0       $2.0
        Interest                                        $6.7       $5.5

The accompanying notes are an integral part of the financial statements.
                     -9-

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at May 31, 1994 is included herein as part of the condensed consolidated financial statements.

   The results presented are unaudited but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

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

2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                                 May         May      August
                                                 1995        1994      1994

    Commercial seed                            $ 78.6      $ 70.5    $ 88.1
    Commercial swine                              7.8         8.1       8.1
    Supplies and other                            3.2         3.7       3.2
                                               $ 89.6      $ 82.5    $ 99.4


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

                                                         (In millions)
                                                     May            May
                                                     1995           1994
       Balance at September 1                       $(2.7)         $(2.5)
       Translation gain/(loss)                       (3.3)          (0.2)
       Balance at end of May                        $(6.0)         $(2.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(continued)

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

5. In October 1993, the Board of Directors approved management's suspension of the defined benefit portion of the Company's retirement program. The cumulative effect of this suspension through the third quarter of 1994 was a benefit of $2.3 million after-tax, including $0.2 million related to discontinued operations.

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

7. Certain corporate expense reclassifications have been made for segment comparability purposes. These reclassifications had no effect on net earnings.

   In addition, during the current quarter, the Company began deferring certain costs associated with its swine licensing business.

8. On April 28, 1995 the Company sold its poultry operations to Central Farm of America, Inc., an affiliate of Toshoku, Ltd., for $12.5 million in cash. Accordingly, the poultry business is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's operating results for prior years have been restated to reflect continuing operations.

   Net earnings from discontinued operations for the nine months included an operating loss of $0.5 million, net of $0.5 million tax benefit and a net gain on the sale of $1.7 million, net of $0.5 million tax expense.
   Revenues for discontinued operations were $12.1 million in fiscal 1995 and $14.3 million in fiscal 1994. Net assets of the discontinued operations at May 31, 1995 consist primarily of current assets amounting to $0.7 million.

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.



Item 6.  Exhibits and Reports on Form 8-K                               Page

(a)  Exhibit 10  - Sales Agreement dated April 28, 1995 between
                   Central Farm of America, Inc. and DEKALB
                   Genetics Corporation                                 13-58

     Exhibit 11  - Computation of Net Earnings per Common and
                   Common Equivalent Share                              59-60

(b)  Reports on Form 8-K - In a report filed on Form 8-K dated April 18, 1995, the Company reported the dismissal of its external auditors.

                         - In a report dated April 28, 1995, the Company
                           reported the sale of its poultry business.

                         - In a report dated June 9, 1995, DEKALB reported the
                           engagement of new external auditors.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEKALB Genetics Corporation



Date:   July 12, 1995                              Thomas R. Rauman
                                             (Signature)
                                             Thomas R. Rauman
                                             Vice President-Finance,
                                             Chief Financial Officer