Form 10-K
period 1995-08-31
DEKALB GENETICS CORP
filed 1995-10-12
CIK 835015

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K
(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

      For the fiscal year ended August 31, 1995 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1995, 769,881 shares of the registrant's Class A Common Stock and 4,416,655 shares of the registrants' Class B Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates was $215,720,835 based upon the closing price on the NASDAQ National Market System on such date. (The officers and directors of the registrant are considered affiliates for purposes of this calculation.)

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the annual shareholders' meeting are incorporated herein by reference into Part III.

Exhibit index is located on page 43.
Total number of pages is 61.

PART I

ITEM 1.  BUSINESS

(a) DEKALB Genetics Corporation ("Genetics" or the "Company") is engaged in the development of products of major importance to two segments of modern agriculture--seed (primarily corn, soybeans, sorghum, alfalfa and sunflower) and hybrid swine breeding stock. Genetics operates two business segments, one through the seed division of the Company ("DEKALB Seed") and one through its wholly-owned subsidiary, DEKALB Swine Breeders, Inc. ("DEKALB Swine").

    Genetics conducts major research and development programs on those genetically determined traits which are of primary importance to the profitability of a farmer's production. The Company develops primary or inbred lines through a process of observation, evaluation and selection for further breeding only of those plants or swine which exhibit superior performance in certain traits. These primary or inbred lines, when mated or crossed to other primary or inbred lines, will pass on to their progeny the superior performance in those traits for which the primary or inbred lines were selected. Additionally, a fundamental genetic principle--called heterosis, or hybrid vigor--is generally utilized. Heterosis occurs when the progeny of genetically dissimilar parents have certain performance characteristics which are superior to those of either parent.

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

(b) Industry and Geographic Segment Information is included in Part II,
    Item 8, Footnotes R and N of the financial statements.

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

Research and Development
Crop producers are very conscious of product performance and respond to new, improved products. As a research-based company, Genetics commits significant resources (approximately 13 percent of DEKALB Seed consolidated worldwide revenues) to the research and development of improved products. Total worldwide research and development expenditures by DEKALB Seed were $35.4 million, $33.6 million and $34.7 million for fiscal years 1995, 1994, and 1993, respectively.

DEKALB Seed operates an integrated, worldwide research and development effort, conducted at 55 research locations and 536 testing sites around the world, with 35 research locations and 311 test sites in the United States and Canada. Worldwide, it has 35 corn breeding programs, seven sorghum breeding programs, three soybean breeding programs, and three sunflower breeding programs. Throughout the world new hybrids and varieties are evaluated annually, and in the United States and Canada there are over 983,000 performance test plots. DEKALB Seed has a biotechnology research facility in Mystic, Connecticut, which includes a laboratory, greenhouse and general office and represents approximately 15 percent of total R&D spending.

Products
In 1995, sales of hybrid corn seed represented approximately 66 percent of DEKALB Seed consolidated worldwide revenues. Corn is the primary feed grain grown in the United States and worldwide and has a seed market value of approximately $1.7 billion in the United States and $4.5 billion worldwide, the largest of any agricultural seed. Corn is planted under a wide variety of conditions which affect its growth and yield, including the length of the growing season (which is primarily determined by latitude and altitude), water availability, soil, climate and insect and disease challenges. To respond to this variety of conditions, DEKALB Seed has developed high yielding corn plants with different relative characteristics in terms of maturity (time from planting to harvest), dry down (time it takes for the corn to dry to harvest standards), grain quality, standability (strength of roots and stalks), insect and disease resistance, plant and ear height and tolerance to drought and other stresses.

Soybean acreage in the United States is third behind corn and wheat acreage, and in fiscal year 1995, the sale of soybean seed represented approximately 18 percent of DEKALB Seed consolidated worldwide total revenues. DEKALB Seed has developed high-yielding soybean varieties with characteristics differing on the basis of maturity, tolerance to disease, seedling emergence, standability of the plant, and resistance to shattering (the premature opening of the bean pod).

DEKALB Seed produces both grain and forage types of hybrid sorghum seed. In fiscal year 1995, sales of hybrid sorghum seed represented approximately six percent of DEKALB Seed consolidated worldwide revenues. The grain sorghum product line is planted by farmers to produce a high-quality feed grain, approaching the value of corn. The DEKALB research effort continues to focus on developing hybrids which possess consistently high yields, resistance to lodging and greenbug attacks and drought tolerance, since more than 80 percent of the crop is grown under semi-arid rainfall conditions.

DEKALB Seed is able to serve the requirements of several sunflower seed markets through development of a range of hybrids. These hybrids exhibit high yield, high oil content, a range of maturities, standability and disease resistance. Currently, sunflower seeds are marketed primarily in Argentina, France, and Italy. Sunflower seed sales represented four percent of DEKALB Seed consolidated worldwide revenues in 1995.

Virtually all corn and sorghum seed planted in the United States and practically all sunflower seed planted world-wide are hybrids. Because the seeds (grain) produced by a hybrid do not have the same genetic composition as the seed planted, farmers purchase nearly all of their corn and sorghum seed each year so as not to lose the full benefits of genetic selection and heterosis. That is, if they hold back corn, sorghum or most sunflower seed from their crop and plant it the next year, yield and other positive attributes will be dramatically reduced.

Soybeans, on the other hand, are not hybrids. Farmers frequently retain and use a part of their crop as seed in the year following harvest. Thus, there is a reduced market as well as lower profit margin potential for commercial soybean seed. An April, 1995 change in the Plant Variety Protection Act, a law governing the use of proprietary soybean varieties, limits the quantity of seed a grower may retain and should improve prospects for capturing the benefits of soybean research investment.

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

Production of hybrid seed involves various environmental risks. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by farmers. Weather is the biggest variable. Wet weather at planting time, lack of moisture during the growing season, hot weather at pollination time and frost before the crop is mature can all adversely affect DEKALB Seed's supply and unit costs. For these reasons, DEKALB Seed has its production facilities spread geographically and frequently utilizes irrigation to minimize some of these risks.

Marketing
In the United States, DEKALB Seed markets seed from coast to coast, through a large network of about 7,000 independent farmer-dealers, distributors and farm stores who resell to approximately 117,000 farmers.

There are approximately 300 companies engaged in the production and marketing of agricultural seed, resulting in intense competition. DEKALB Seed estimates that the top two -- Pioneer Hi-Bred International, Inc. of Des Moines, Iowa and DEKALB Seed -- accounted for approximately 55 percent of 1995 United States seed corn sales, and that the next six companies have a combined market share of nearly 18 percent. DEKALB Seed is the second largest seller of corn seed with a market share of approximately 10 percent and is one of the largest sellers of soybean and sorghum seed in the United States. Competition for sales of seed to farmers involves factors such as relative product performance, price, marketing and promotional programs, technical support, customer relationships and the effectiveness of the sales force. DEKALB management believes it competes favorably with respect to all these factors.

International Operations
The international seed business has similar risks and competition as the United States seed business, plus the added risks of different political environments and currency fluctuations. From its initial activities in 1959, the international seed business unit of DEKALB Seed has expanded to most areas of the world where corn, sorghum, soybean, alfalfa and sunflower are grown.

DEKALB Seed, directly or indirectly, operates wholly-owned subsidiaries in Argentina, Italy, Honduras and Austria and has a 51% owned subsidiary in Columbia and a 49% owned affiliate in Mexico. During fiscal 1993, DEKALB ceased its company-owned operations in Australia and Spain and currently does business in Australia through a licensee and in Spain through a distributor. In addition, foreign-based companies in major agricultural markets have been licensed to produce and market DEKALB seed. Thus, local production and marketing is carried out in more than 20 countries worldwide. The agreements with these foreign affiliates provide for the development, production and sale of hybrids and varieties adapted to meet local market preferences. International revenues through consolidated subsidiaries totaled over $72 million in 1995. In addition, it is estimated that DEKALB brand seed sales through non-consolidated foreign affiliates and licensees totaled approximately $130 million.

Seasonality
Production, sale and distribution of seed follows a seasonal pattern. In North America, DEKALB Seed normally grows its seed supply in the summer, and it is harvested, conditioned, and bagged in the months of September through January. The dealers' sales effort takes place in the fall, and generally about three-fourths of farmers' seed orders are placed by December 1st. Deliveries of seed corn occur principally in the late winter and spring, during the Company's second and third fiscal quarters. Sales revenue is recognized upon shipment of seed. Returns of unsold seed occur, in most cases, during the fourth fiscal quarter. At the time sales are recorded, DEKALB Seed provides for estimated returns based upon historical experience and current weather conditions. During the past three years, approximately 60 percent and 40 percent of North American seed revenues were recorded in the second and third fiscal quarters, respectively. Cash collections also follow a seasonal pattern, as the majority of dealers remit cash in advance of their first due date in June in order to earn discounts for early payment. Approximately two-thirds of DEKALB Seed's cash outflow in North America occurs in the months of December through April and includes payments to independent farmers who have contracted to produce DEKALB Seed products.

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

Patents and Applications
Patents, trademarks, United States Plant Variety
Protection Act Certificates, foreign plant registrations and licenses to use genetic material and/or intellectual property are growing in importance, generally, to the industry and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, an increasing number of patents that have been issued to the Company in the area of biotechnology are considered to be a key success factor in order to commercialize genetically engineered products in the future.

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

Research and Development
Through genetic research and development, male and female lines of swine have been developed which are unique to DEKALB Swine. These DEKALB Swine lines undergo continual genetic improvement through research which includes an ongoing process of observation, testing, statistical analysis and selection for further breeding of only those swine exhibiting superiority in economically important traits.

DEKALB Swine's research and development expenditures were $5.8 million, $6.4 million and $5.7 million for fiscal years 1995, 1994 and 1993, respectively.

Products and Programs
Domestically, DEKALB Swine generates breeding stock sales and license revenues from five principal programs (Specific Cross (registered trademark) Program, hybrid boar rotation, Custom Genetics (registered trademark) Program, crossing farms, and artificial insemination centers) through which it markets hybrid breeding swine and semen.

Internationally, DEKALB Swine licenses or sells primary lines to third parties for the production of breeding stock in the foreign country under trademark licenses and technical agreements. DEKALB Swine also directly sells hybrid boars and gilts to foreign customers.

DEKALB Swine's secondary product is market hogs, which are a by-product of the production of breeding animals and represents about 40 percent of total revenues. Because DEKALB Swine produces a consistent and high quality product, this market hog by-product is generally sold by DEKALB Swine at a premium above major slaughter market averages.

Marketing
In the United States, DEKALB Swine sells breeding stock to approximately 1,600 customers who fall into two broad categories. First, larger hog producers (producers who maintain over 200 sows) represent a major market for DEKALB Swine's products. As the number of hog producers has declined by 50 percent over the past ten years to approximately 209,000 hog farms, these larger producers represent a growing share of hog production, and an increasing percentage of DEKALB Swine's breeding stock sales. Larger producers purchase boars or boar semen and either purchase gilts, or in many cases, operate an in-house "crossing farm" and pay DEKALB Swine fees by licensing DEKALB grandparent lines to produce their own gilts. Second, DEKALB Swine's smaller customers (producers who maintain less than 200 sows) primarily purchase DEKALB Swine boars and generally retain gilts from their own herds.

Internationally, DEKALB Swine currently licenses or sells swine breeding stock to distributors in seven foreign countries. Those distributors sell offspring to several hundred local customers.

Competition
In the United States, DEKALB Swine competes with seven national and several regional producers of hybrid swine breeding stock and thousands of producers of purebred stock. DEKALB Swine believes that it is one of the largest producers of hybrid breeding stock in the United States.

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

Breeding stock prices are influenced by the quality of the breeding stock, by competition from other major hybrid producers and purebred producers and by slaughter market prices. On average, hybrid breeding stock sells at a higher price than purebred swine.

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

GENERAL

On August 31, 1995, Genetics had approximately 1,800 employees.

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

DEKALB Swine's production and sales patterns are such that working capital needs are relatively stable.

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

ITEM 2.  PROPERTIES

In both its seed and swine businesses, Genetics' property consists primarily of foundation genetic material and the property, buildings and related equipment for research, production, distribution and marketing.

DEKALB Seed headquarters personnel occupy a 73,000 square foot office building and DEKALB Swine headquarters personnel occupy a 15,000 square foot office building, both of which are located in DeKalb, Illinois and are owned by the Company. DEKALB Seed also owns facilities in DeKalb, Illinois that are used for seed research.

DEKALB Seed owns or leases 36 facilities in the United States and 21 outside of the United States at which research functions are performed, 26 seed production and foundation locations in the United States and seven outside the United States, and two seed warehouses in the United States. DEKALB Seed owns or leases 13 sales offices, all in the United States plus a biotechnology research facility in Mystic, Connecticut.

DEKALB Swine owns 18 research, foundation and production farms and 10 genetic evaluation stations. Thirteen of the farms, as well as an office and modern feed mill, are located in Seward and Meade Counties, Kansas and nearby Beaver and Texas Counties, Oklahoma. Three farms are located near the corporate headquarters in DeKalb, Illinois with two additional farms near Lubbock, Texas.

Genetics believes its facilities are adequate to serve its needs and that if additional facilities are required as the business expands, Genetics will be able to acquire or lease such facilities on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Management is of the opinion that pending legal proceedings will not result in a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Corporate officers are elected annually by the Board of Directors.
                                                              Age

Bruce P. Bickner. . . . . . . . . . . . . . . . . . . . . . . 52
Chairman of the Board, Chief Executive Officer and Director of the Company
Mr. Bickner has served as Chairman of the Board, Chief Executive Officer and Director of the Company during the past five years. He was Chairman of the Board and Chief Executive Officer of DEKALB Energy Company until January, 1992, when he was elected to the additional position of President. He relinquished the titles of President and Chief Executive Officer in November, 1992. He resigned from all positions with DEKALB Energy Company upon the sale of the Company in May 1995.

Richard O. Ryan . . . . . . . . . . . . . . . . . . . . . . . 53
President, Chief Operating Officer and Director of the Company
Mr. Ryan has served as President, Chief Operating Officer and Director of the Company during the past five years.

Richard T. Crowder. . . . . . . . . . . . . . . . . . . . . . 56
Senior Vice President, International of the Company
Mr. Crowder served as Under Secretary, U.S. Department of Agriculture until July, 1992 at which time he was appointed Executive Vice President and General Manager, Armour Swift Eckridge. He remained in that position until he was elected Senior vice President of the Company in October 1994.

John H. Witmer, Jr. . . . . . . . . . . . . . . . . . . . . . 55
Senior Vice President, General Counsel and Secretary of the Company
Mr. Witmer has served as Senior Vice President, General Counsel and Secretary of the Company during the past five years. He served as Senior Vice President of DEKALB Energy Company until he relinquished the title of Senior Vice President and was elected Vice President in November, 1992. He resigned from all positions with DEKALB Energy Company upon the sale of the Company in May, 1995.

Thomas R. Rauman. . . . . . . . . . . . . . . . . . . . . . . 47
Vice President, Finance and Chief Financial Officer of the Company
Mr. Rauman was elected Vice President, Finance, Chief Financial Officer and Treasurer of the Company in January, 1993. He relinquished the position of Treasurer in July, 1993. He was Vice President and Controller of DEKALB Energy Company until January, 1992, when he was elected Vice President, Finance, Chief Financial Officer and Treasurer. He resigned from all positions with DEKALB Energy Company in December, 1992.

Janis M. Felver . . . . . . . . . . . . . . . . . . . . . . . 48
Controller and Chief Accounting Officer of the Company
Ms. Felver served as Assistant Controller of the Company until January 1995 at which time she was elected Controller and Chief Accounting Officer.

Roy L. Poage. . . . . . . . . . . . . . . . . . . . . . . . . 63
President, DEKALB Swine Breeders, Inc.
Mr. Poage has served as President of DEKALB Swine Breeders during the past five years.


   Each officer of DEKALB Genetics Corporation has been elected to serve as such until the next annual election of officers of Genetics (expected to occur on January 17, 1996) or until his successor is elected.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   A. As of September 30, 1995 there were approximately 800 record holders of Class A Common Stock and 1,900 record holders of Class B Common Stock. Class B shares are currently being traded on the NASDAQ/NMS over-the-counter market under the trading symbol SEEDB. There is no established public trading market for Class A shares.

   B. Common Stock Data             1st Qtr.    2nd Qtr.    3rd Qtr.   4th Qtr.

      1995
        Dividends per share             $.20       $.20        $.20        $.20

        Market price range - Low      $27.75     $24.50      $29.00      $38.50
                           - High     $32.88     $29.75      $37.75      $44.75
      1994
        Dividends per share             $.20       $.20        $.20        $.20

        Market price range - Low      $24.75     $28.50      $30.50      $27.50
                           - High     $31.75     $35.00      $36.00      $33.50


ITEM 6 - SELECTED FIVE-YEAR FINANCIAL DATA
                                                                                     Years Ended August 31 --
                                                                         (Dollars in millions, except per share amounts)


                                                                          1995      1994      1993      1992      1991
OPERATIONS DATA
  Revenues:
    North American Seed                                                   $199.9    $183.8    $162.7    $176.8    $165.2
    International Seed                                                      72.1      63.7      69.6      64.6      48.8
    Swine                                                                   47.4      52.7      45.1      44.5      47.0

     Total Operating Revenues                                             $319.4    $300.2    $277.4    $285.9    $261.0

  Pre-Tax Earnings (Loss):
    North American Seed                                                    $22.3     $14.7      $5.2     $10.1     $17.8
    International Seed                                                       7.6       8.0       3.3       9.9       7.0
    Swine                                                                   (0.9)      5.7       3.0       4.6       9.3
    Interest, corporate and other                                          (13.9)    (13.2)    (14.1)    (10.7)    (10.4)
  Earnings before income taxes and
   discontinued operations                                                  15.1      15.2      (2.6)     13.9      23.7
  Income tax provision (benefit)                                             5.6       4.6      (3.4)      4.4       8.3

  Earnings before discontinued operations                                    9.5      10.6       0.8       9.5      15.4
  Discontinued operations                                                    1.2         -       0.9       0.8       1.7

  Net earnings                                                             $10.7     $10.6      $1.7     $10.3     $17.1


PER SHARE DATA
  Primary earnings per share (1)                                            $2.04     $2.02     $0.33     $1.99     $3.09
  Fully diluted earnings per share (2)                                          -         -         -         -     $2.91
  Dividends per share                                                       $0.80     $0.80     $0.80     $0.80     $0.80

FINANCIAL DATA
  Return on average equity                                                  8.6%      9.0%      1.5%      9.1%     15.1%
  Current ratio                                                             1.85      1.75      1.70      2.22      2.67
  Working capital                                                          $80.4     $68.9     $67.7     $86.0     $78.9
  Net property, plant and equipment                                        $99.8     $95.7     $87.8     $83.5     $70.8
  Total assets                                                            $323.0    $315.2    $313.0    $302.1    $262.7
  Long-term debt                                                           $85.0     $85.0     $85.2     $90.1     $84.1
  Total debt to capitalization                                              50.3%     51.8%     55.0%     49.7%     48.0%
  Shareholders' equity (3)                                                $126.3    $121.3    $114.8    $117.9    $109.0
  Book value per common share                                             $24.36    $23.56    $22.31    $23.01    $21.34

GENERAL
  Avg. shares outstanding for primary earnings per share (4)               5,259     5,221     5,194     5,172     5,532
  Avg. shares outstanding for fully diluted earnings per share (4)             -         -         -     6,363     6,723
  Number of employees                                                      1,828     1,927     2,015     2,091     2,084


(1) Primary earnings per common share for fiscal 1991 - 1995 are calculated by dividing net earnings by the average number of common and common equivalents (stock options) shares outstanding during those fiscal years.
(2) Fully diluted earnings per share in 1991 and 1992 assume conversion of a convertible subordinated zero coupon note which was convertible into shares of Class B Common Stock. In 1992, the calculation was antidilutive and in 1993 - 1995, the calculation was not applicable.
(3) Gains and losses resulting from translation (except in foreign countries experiencing hyperinflation) are reflected as an adjustment to shareholders' equity.
(4) Average shares outstanding are in thousands.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary

Net earnings for fiscal 1995 were $10.7 million ($2.04 per share) compared with $10.6 million ($2.02 per share) in fiscal 1994. Earnings from continuing operations in fiscal 1995 were $9.5 million ($1.80 per share) compared with $8.9 million ($1.71 per share) in fiscal 1994, excluding an after-tax benefit in 1994 of $2.1 million ($.40 per share) related to the suspension of the defined benefit portion of the Company's retirement program. The seven percent increase in earnings from continuing operations was largely due to higher corn margins in the United States combined with higher sales volumes for each of the product lines in the United States. Swine earnings decreased substantially due to lower market hog prices and soft demand for breeding stock.

Net earnings in fiscal 1994 increased significantly over fiscal 1993 as earnings from all business segments improved. North American seed earnings were nearly three times higher than the previous year as corn and soybean volumes increased and swine earnings nearly doubled due to sales volume increases. International seed earnings rebounded in fiscal 1994 from disappointing results in fiscal 1993 when significant losses were recognized in Spain and Australia.

Fiscal 1995 revenues were $319.4 million, up over six percent from $300.2 million in fiscal 1994. North American seed revenues increased nine percent and international seed revenues were up 13 percent while swine revenues decreased ten percent in fiscal 1995. In fiscal 1994, North American seed and swine revenues increased over ten percent each and international revenues were lower than the previous year.

During the third quarter of fiscal 1995, the Company sold the stock of its wholly-owned poultry subsidiary to Central Farm of America, Inc., an affiliate of Toshoku, LTD., a Tokyo-based trading company specializing in food and food products. A gain of $1.7 million, after-tax, was recognized as a result of the sale while discontinued operations reported a loss of $0.5 million, after-tax, for the eight months that the Company owned the subsidiary in fiscal 1995. Net proceeds of over $9 million in cash were reinvested in the Company's seed and swine businesses.

The fiscal 1994 suspension of the defined benefit portion of the retirement plan affected each of the segment's earnings. The benefit, after-tax, recognized by each segment was: $1.7 million for North American seed and $0.2 million each for swine and corporate. In addition, in fiscal 1994, the Company adopted financial accounting standard No. 109 (SFAS), "Accounting for Income Taxes." The adoptions of SFAS No. 109 resulted in the recognition of $0.4 million ($.09 per share) of deferred tax expense.

Fourth Quarter

The fourth quarter net loss of $1.2 million ($.23 per share) was in sharp contrast to prior fourth quarter earnings of $1.2 million ($.22 per share). However, the fourth quarter of fiscal 1994 included the recognition of certain full year foreign royalties due to license contract revisions. Losses are more typical for DEKALB in the fourth quarter becuse that period primarily reflects corporate and interest expenses and adjustments related to estimated full year seed returns and expenses recorded in the previous nine months. The fiscal 1993 fourth quarter loss of $2.8 million reflected a loss on the write-off of the Comapny's investment in Spain and higher than anticipated seed returns in the United States.

         Industry Segment Revenues and Pre-Tax Earnings
                         (in millions)

                                              Years ended August 31
                                           1995       1994       1993
Revenues
  North American seed                    $199.9     $183.8     $162.7
  International seed                       72.1       63.7       69.6
  Swine                                    47.4       52.7       45.1
                                         $319.4     $300.2     $277.4

Pre-tax Earnings
  North American seed                     $22.3      $14.7       $5.2
  International seed                        7.6        8.0        3.3
  Swine                                     (.9)       5.7        3.0
  General Corporate Expenses               (5.4)      (5.7)      (5.9)
  Interest Expense, Net                    (8.5)      (7.5)      (8.2)
                                          $15.1      $15.2      $(2.6)

North American Seed

Segment earnings for North American seed increased 52 percent from $14.7 million in fiscal 1994 to $22.3 million in fiscal 1995 as revenues rose nearly nine percent. The revenue increase was due to improved corn sales product mix which created a six percent increase in average corn selling price plus all five product lines experienced sales volume increases. In fiscal 1994, North American seed revenues were 13 percent higher than a year earlier. Sales volume was higher for corn, soybeans, sorghum, alfalfa and sunflowers but corn average selling price was lower due to a higher portion of small-sized seed in the product mix sold at lower prices.

Corn sales volume in the United States increased three percent despite a nine percent decrease in planted acreage in fiscal 1995. The resulting market share increase of over one percentage point was driven by higher sales in the Cornbelt. Corn margin also increased over $8 per unit. The combination of a higher average selling price due to a favorable product mix and a lower cost per unit caused the margin increase. Cost per unit decreased as the result of a large production crop harvested in the fall of 1994 following very favorable growing conditions during the preceding summer. In fiscal 1994, cost per unit was higher because of a smaller and below-target crop produced in the summer of 1993.

Soybean sales volume increased over 16 percent in fiscal 1995 compared with fiscal 1994 largely due to increased demand for the product and higher planted acreage. In fiscal 1994, sales volume increased 13 percent over fiscal 1993. The contribution of the soybean product line to segment earnings has continued to increase over the past three years as the result of growing sales volume. Unit margins have remained relatively unchanged over this time period.

Sorghum planted acreage fell for the third year in a row but DEKALB sales volume increased over six percent in fiscal 1995, following a two percent increase in fiscal 1994. Cost per unit increased in fiscal 1995 due to
unfavorable production conditions.   Margin per unit decreased five percent in
fiscal 1995 due to higher cost and a less favorable sales mix. In fiscal 1994, average selling price was three percent below fiscal 1993 due to a shift in the sales mix to lower-priced products. Even though volume was higher in 1994, total sorghum margin and contribution to segment earnings was lower in that year than in fiscal 1993.

Segment earnings were up significantly in fiscal 1994 compared with fiscal 1993 due to the higher sales volumes combined with lower operating expenses, including the benefit from the suspension of the retirement program.

International Seed

Segment earnings for international seed were down slightly compared with fiscal 1994. Revenues were up 13 percent in fiscal 1995 due to increased sales volumes for all major products in Argentina plus higher export sales volume. In fiscal 1994, sales volumes in Argentina were down from fiscal 1993 levels and, as a result, revenues were eight percent lower than in fiscal 1993.

Segment earnings from Latin America were mixed as earnings from Argentine operations increased and equity earnings from Mexico were lower. Argentine corn operations rebounded from the adverse growing conditions in fiscal 1994 and experienced higher average selling prices and sales volume in fiscal 1995. These two factors contributed to a substantial improvement in Argentine earnings. In Mexico, however, drought and the lack of agricultural credit due to the devaluation of the peso significantly reduced corn sales opportunities. In addition, seed corn production and discard costs were significantly above fiscal 1994 levels. The earnings decrease in Mexico more than offset the improvement in Argentina.

In fiscal 1994, segment earnings from Latin America were lower than in fiscal 1993 due to a reduction in planted acreage in Argentina as the result of adverse weather conditions in that country. Lower unit margins in Argentina led to a reduction in earnings. Mexico also contributed less to this segment in fiscal 1994 than it had in fiscal 1993.

Royalty income from Western Europe was higher in fiscal 1995 than in the previous year, and the loss from company-owned operations in Italy was nearly comparable with a year earlier.

Results from Europe in fiscal 1994 were higher than in 1993 when significant losses from Spain were recognized. Increases were also attributable to improved results from France and Italy.

Results from other international activities were flat with a year ago while earnings in fiscal 1994 were up over fiscal 1993 due to increased export and royalty income and the absence of losses in Australia.

Seed segment earnings will continue to be affected by a variety of factors in both domestic and international markets including the Company's relative product performance and competitive market position, weather conditions, commodity prices, governmental programs and trade policies.

Swine

A combination of lower market hog prices and soft demand for breeding stock led to a $6.6 million decrease in swine segment earnings in fiscal 1995 compared
with fiscal 1994.   Revenues dropped from $52.7 million in 1994 to $47.4
million in 1995 or ten percent for the year even though breeding stock sales
volume increased 12 percent.   Liquidation and consolidation of breeding herds
following a significant drop in the market price during the fall and winter of fiscal 1995 led to soft demand for DEKALB male genetics. The average market price received by DEKALB fell over $7.50 per hundred weight ($40.24 in fiscal 1995 from $47.83 in fiscal 1994) or 16 percent. Market-driven prices caused revenues from the female line of the breeding stock business to be flat, even though sales volume increased in fiscal 1995.

In fiscal 1994, revenues increased nearly 17 percent as breeding stock sales volume rose 18 percent over fiscal 1993 levels. Expansion of DEKALB production facilities increased availability of breeding stock while market hog revenues remained relatively unchanged as price declines late in the fiscal year offset increased market hog volume.

The decrease in segment earnings was almost entirely due to the drop in revenues because operating expenses were flat from year to year, excluding the benefit in fiscal 1994 related to the suspension of the defined benefit portion of the retirement program. Segment earnings in fiscal 1994 increased over fiscal 1993 due to higher sales volumes more than offsetting the additional costs associated with the new production facilities and higher feed costs.

General

Net interest expense increased $1.0 million in fiscal 1995 over fiscal 1994 as a result of higher borrowing rates. Interest expense decreased from fiscal 1993 to fiscal 1994 due to lower rates in fiscal 1994 and reduced cash requirements for the seed production crop.

The effective tax rate increased to 37% in fiscal 1995 from 27% in fiscal 1994 when income taxes increased from a $3.4 million benefit in fiscal 1993 to a $4.2 million expense in fiscal 1994. A benefit associated with international seed losses incurred in 1993 was primarily responsible for the shift from 1993 to 1994. In 1994, tax expense reflected additional benefits from these international seed losses but were partially offset by the effects of adopting SFAS No. 109.

Effective in fiscal 1995, the Company began accounting for the translation of foreign currency in countries formerly considered hyperinflationary in accordance with the Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation." The change to SFAS No. 52 accounting combined with the devaluation of the Mexican peso resulted in a significant write-down of the Company's investment in its equity position in Mexico. The resulting translation adjustment of $3.1 million was recorded in the separately designated component of shareholders' equity.

Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is not required to be adopted until fiscal 1997. The Company does not believe that adoption will have any material impact on its financial statements.

FINANCIAL POSITION

Management believes its operating cash flow and existing credit facilities are sufficient to cover normal and expected working capital needs, dividends, capital expenditures and debt maturities.

Cash Flow

Net cash flow from operating activities decreased $26.1 million in fiscal 1995. Increased cash was required in fiscal 1995 for the large seed crop produced in the summer of 1994. Company cash investments in fixed assets were partly offset by cash generated from the sale of its poultry business. The net result reduced cash required for investing activities by over $10 million.

In fiscal 1994, the net cash flow from operations of $32.8 million compared favorably with the $23.0 million of cash outflow in the prior year. Fiscal 1993 included $13.1 million of cash interest related to the prepayment of zero coupon notes. In April and July of fiscal 1993, the Company prepaid the $50.0 million outstanding principal balance and $13.1 million of amortized interest on zero coupon notes held by Pfizer, Inc. The financing for the prepayment was provided by a consortium of lending institutions. By substituting other financing for the convertible notes, DEKALB lowered the effective interest rate and eliminated the shareholder dilution that would have resulted from conversion of the notes. In addition, significant cash was required in fiscal 1993 to build seed inventory levels in the United States and Argentina.
Fiscal 1994 cash flow benefited from increased earnings resulting from higher sales volumes.

Cash requirements for investing activities were slightly higher in fiscal 1994 than in fiscal 1993 due to increased capital expenditures related to upgrading seed plants and additional swine production facilities. Net cash outflow from financial activities included $10.1 million of debt repayment in fiscal 1994.

Credit Facilities

Genetics has various credit facilities and available lines of credit with several commercial banks, both domestic and foreign. Committed credit lines include a $50 million revolving credit facility available through December 31, 1997 and $20 million in credit facilities for a 364 day period.

The revolving credit agreement provides credit for general corporate purposes and is committed through December 31, 1997, but may be extended annually for successive one year periods with the consent of the lending banks. This line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1995, tangible net worth was approximately $11.3 million in excess of the required minimum under the most restrictive of these covenants.

Genetics also has numerous uncommitted short term credit facilities available and draws upon them periodically, including during the twelve months ended August 31, 1995.

Capital Expenditures

Capital expenditures in fiscal 1995 were $2.7 million less than fiscal 1994. The Company continued to upgrade and expand seed production plants in the United States but no additional swine facilities were built in fiscal 1995.

Capital expenditures in 1994 were over $2.0 million higher than the prior year. The increase was incurred for seed plant expansions in Argentina and the United States and additional swine production facilities. In each year, the expenditures were financed with cash generated from operations and short term financing.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated balance sheet of DEKALB Genetics Corporation (a Delaware corporation) and subsidiaries as of August 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DEKALB Genetics Corporation and subsidiaries as of August 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therin in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP





Chicago, Illinois
October 6, 1995

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated balance sheets of DEKALB Genetics Corporation as of August 31, 1994, and the related consolidated statements of operations and cash flows for the years ended August 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DEKALB Genetics Corporation as of August 31, 1994, and the consolidated results of its operations and its cash flows for the years ended August 31, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note L, effective September 1, 1993, the Company adopted the liability method of accounting for income tax. As discussed in Note A, the Company changed the accounting method of valuing its commercial seed inventories and retroactively restated all years presented.



Coopers & Lybrand L.L.P.







Chicago, Illinois
October 12, 1994, except for Note S, as to which the date is October 6, 1995.



DEKALB Genetics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31--
in millions except per share amounts                               Note        1995                  1994                  1993


Revenues                                                                        $319.4                $300.2                $277.4
Cost of revenues                                                                 162.3                 163.9                 140.2
     Gross Margin                                                                157.1                 136.3                 137.2


Selling expense                                                                   64.5                  58.0                  58.5
Research and development expense                                                  41.2                  40.0                  40.4
General and administrative expense                                                25.8                  17.0                  27.8
                                                                                 131.5                 115.0                 126.7

     Operating Earnings                                                           25.6                  21.3                  10.5


Interest expense, net                                                B            (8.5)                 (7.5)                (8.2)
Other income (expense), net                                          B            (2.0)                  1.4                 (4.9)

Earnings from continuing operations before income taxes
   and accounting change                                                          15.1                  15.2                 (2.6)
Income tax provision (benefit)                                     A & L           5.6                   4.2                 (3.4)

Earnings from continuing operations before cumulative
   effect of accounting change                                                     9.5                  11.0                   0.8

Discontinued Operations:
   Gain (Loss) from operations, net of tax                                        (0.5)                   -                    0.9
   Gain on disposition, net of tax                                                 1.7                    -                     -

Earnings before cumulative effect of accounting change                           $10.7                 $11.0                  $1.7

Cumulative effect of accounting change                                              -                   (0.4)                   -

NET EARNINGS                                                                     $10.7                 $10.6                  $1.7



     Earnings per share from continuing operations before
        cumulative effect of accounting change                                   $1.80                 $2.11                 $0.15

Discontinued Operations:
   Gain (Loss) from operations, net of tax                                       (0.09)                    -                  0.18
   Gain on disposition, net of tax                                                0.33                     -                     -

      Earnings per share before cumulative effect of
        accounting change                                                        $2.04                 $2.11                 $0.33

     Cumulative effect of accounting change                                         -                  (0.09)                   -

NET EARNINGS PER SHARE                                                           $2.04                 $2.02                 $0.33

DIVIDENDS PER SHARE                                                              $0.80                 $0.80                 $0.80

The accompanying notes are an integral part of the financial statements.

DEKALB Genetics Corporation
CONSOLIDATED BALANCE SHEETS

        at August 31--in millions                                              Note         1995                  1994

Assets  Current assets:
          Cash and cash equivalents                                             A           $3.0                  $6.2
          Receivables, net                                                      C           57.6                  44.4
          Inventories                                                           D          106.0                  99.4
          Deferred income taxes                                               A & L          4.7                   4.3
          Other current assets                                                               3.7                   7.0


            Total current assets                                                           175.0                 161.3

        Investments and advances                                                             3.9                   8.0
        Intangible assets, net                                                  A           40.0                  41.3
        Other assets                                                                         4.3                   8.9
        Property, plant and equipment, net                                    A & E         99.8                  95.7

               Total Assets                                                               $323.0                $315.2

Liabilities and Shareholders' Equity:
         Current liabilities:
          Short-term debt                                                                  $42.8                 $45.1
          Accounts payable, trade                                                            6.7                   6.4
          Other accounts payable                                                            15.6                  13.2
          Other current liabilities                                             F           29.5                  27.7

            Total current liabilities                                                       94.6                  92.4

        Deferred compensation and other credits                                              5.8                   5.4
        Deferred income taxes                                                 A & L         11.3                  11.1
        Long-term debt                                                          H           85.0                  85.0
               Total long-term liabilities                                                 102.1                 101.5

        Commitments and contingent liabilities                                  K

        Shareholders' equity:                                                   J
          Capital stock:
            Common, Class A; no par value,
              authorized 5,000,000 shares,
              issued 772,942 and 787,639
              for 1995 and 1994, respectively                                                0.1                   0.1
            Common, Class B; no par value,
              non-voting, authorized 15,000,000
              shares issued 4,484,882 and 4,431,387
              for 1995 and 1994, respectively                                                0.4                   0.4
          Capital in excess of stated value                                                 80.9                  80.1
          Retained earnings                                                                 52.3                  45.8
          Cumulative translation adjustment                                                 (5.0)                 (2.7)

                                                                                           128.7                 123.7
          Less treasury stock, at cost:  782  shares of Class A
              in 1995 and 73,201 shares of Class B in 1995 and 1994.                        (2.4)                 (2.4)

            Total shareholders' equity                                                     126.3                 121.3

               Total Liabilities and Shareholders' Equity                                 $323.0                $315.2

The accompanying notes are an integral part of the financial statements.


DEKALB Genetics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended
                                                                August 31--in millions

                                                                   1995                 1994                            1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                      $10.7               $10.6                          $1.7

   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                   11.1                10.8                          10.4
      Interest on zero coupon note                                      -                   -                            3.1
      (Gain) loss on sale of fixed assets                             (0.5)               (1.3)                          0.1
      Provision for losses on accounts receivable                      0.6                 0.7                           1.0
      Provision for deferred income taxes                              1.0                 1.1                          (6.3)
      Provision for inventory valuation                               10.6                10.1                           9.7
      Loss on divestiture of foreign subsidiaries                       -                   -                            6.1
      Equity (earnings) loss, net of dividends                         1.0                (0.1)                         (0.4)
      Cumulative effect of accounting change                            -                  0.4                            -
      Loss from discontinued operations                                0.5                  -                             -
      Gain from disposition of discontinued operations                (1.7)                 -                           (0.9)
                                                                      22.6                 21.7                          22.8
   Changes in assets and liabilities:
      Receivables                                                    (13.8)               (11.3)                         (4.6)
      Other current assets                                             0.6                   -                            2.1
      Inventories                                                    (17.2)                 6.8                         (27.9)
      Accounts payable                                                 2.7                  8.3                          (4.9)
      Accrued expenses                                                 1.6                 (1.8)                          1.3
      Current taxes payable                                           (1.1)                  -                            1.8
      Deferred income taxes                                           (0.9)                (1.5)                          0.2
      Other assets and liabilities                                     1.5                   -                           (2.4)
      Interest associated with prepayment of zero coupon notes         -                    -                          (13.1)
                                                                     (26.6)                 0.5                         (47.5)

       Net cash flow provided (used) by operating activities           6.7                 32.8                         (23.0)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                        (15.4)               (18.1)                        (15.5)
   Proceeds from sale of property, plant and equipment                 1.2                  1.8                           0.8
   Proceeds from sale of discontinued operations                      12.5                   -                             -
   Cash provided (used) by discontinued operations                    (3.5)                 0.4                           2.3

Net cash flow used by investing activities                            (5.2)               (15.9)                        (12.4)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing debt                                           -                  -                              84.5
   Principal payments made on debt                                    (2.3)                (10.1)                           -
   Prepayment of zero coupon notes                                      -                     -                          (50.0)
   Dividends paid                                                     (4.2)                 (4.1)                         (4.1)
   Other capital transactions                                          0.8                   0.2                           0.4

        Net cash flow provided (used) by financing activities         (5.7)                (14.0)                         30.8

        Net effect of exchange rates on cash                           1.0                  (0.2)                         (1.3)

        Net increase (decrease) in cash and cash equivalents          (3.2)                  2.7                          (5.9)
   Cash and cash equivalents, at the beginning of the year             6.2                   3.5                           9.4

   Cash and cash equivalents, at the end of the year                  $3.0                  $6.2                          $3.5


Note:  Cash paid during the year for:
               Income taxes                                           $6.8                  $3.3                          $1.3
               Interest (a)                                           $8.7                  $8.1                         $18.1

(a) In fiscal 1993, included $13.1 million of interest amortization as part of the prepayment of the zero coupon notes.
The accompanying notes are an integral part of the financial statements.


                  DEKALB Genetics Corporation
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  Accounting Policies


 Principles of Consolidation - The consolidated financial statements include the accounts of the seed division ("DEKALB Seed") and DEKALB Swine Breeders, Inc. ("DEKALB Swine"). The accounts of Genetic's subsidiary in Argentina are included on the basis of its May 31 fiscal year, which more properly reflects the growing season in that country. Transactions between these dates and the Company's fiscal year-end are not considered material.

    The Company's investments in related companies (owned 50% or less), primarily in Mexico, are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate the Company's interest in the net assets of these related companies.

Accounting Change - During the third quarter of fiscal 1994, the Company changed the accounting method of valuing its commercial seed inventories, previously valued using the last-in, first-out (LIFO) method, to average cost. The Company's planning, production and sales activities include the utilization of commercial seed inventories from more than one crop year. However, the use of the LIFO method, in effect, caused the matching of the most recent crop year's cost with current revenues. This caused significant commercial seed earnings volatility given year-to-year uncertainties such as crop size, yield and market prices. Therefore, the Company believes the average cost method of inventory valuation achieves a better matching of blended inventory costs with revenues and better reflects the utilization of commercial seed inventory units. The change in accounting method has been applied retroactively and financial information for all periods presented has been restated. In fiscal 1994, net earnings were $1.3 million ($.24 per share) higher as a result of the change and net earnings for fiscal 1993 decreased $1.4 million ($.27 per share).

Intangible Assets- Intangible assets consist primarily of the cost of purchased businesses in excess of market value of net assets acquired (goodwill). Genetics amortizes goodwill on a straight-line method over 40 years.

Property, Plant and Equipment - It is the policy of Genetics to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method, based on expected lives, for buildings and equipment. Rates used for depreciation are determined separately for individual plants and locations and are based principally on the following expected lives: buildings - 12.5 to 33.5 years; equipment - 4 to 12.5 years; other - 3 to 20 years; and leasehold improvements
- term of lease or useful life, whichever is shorter.

    The cost and accumulated allowances for depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in "other income, net".

                   DEKALB Genetics Corporation
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Income Taxes - Effective September 1, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future book and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

    The adoption of SFAS 109 resulted in the recognition of $0.4 million, $.09 per share, of deferred tax expense. This amount was included as a charge to net earnings as the cumulative effect of change in accounting principle in the first quarter of fiscal 1994.

    Deferred taxes arise principally from temporary differences between financial and tax reporting. The most significant of these differences are set forth in Note M. At August 31, 1995, United States income taxes were provided on all undistributed earnings of non-U.S. subsidiaries.

Foreign Currency Translation - Effective in fiscal 1995, the Company no longer considers certain countries hyperinflationary for purposes of applying Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation." Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a component of shareholders' equity.

Statement of Cash Flows - Genetics classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Concentration of Credit Risk - The Company's business activity is primarily with dealers and distributors located in the United States and certain foreign countries. When the Company grants credit, it is primarily to customers whose ability to pay is dependent upon the agribusiness economics prevailing in that specific area of the world. No significant concentration of credit risk exists.

Revenue Recognition - The Company recognizes revenues upon shipment of goods, with discounts and returned goods offsetting this amount.

Reclassifications - Certain expense reclassifications have been made for segment comparability purposes. These reclassifications had no effect on net earnings. In addition, during fiscal 1995 the Company began deferring certain costs associated with its swine licensing business.

Earnings Per Share - Primary earnings per share of common stock are calculated by dividing net earnings by the weighted average of common and common equivalent (stock options) shares outstanding during each fiscal year:
5,258,617; 5,221,038 and 5,193,803 in 1995, 1994 and 1993, respectively.


DEKALB GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



B. Statement of
    Operations Data


                            for the years ended August 31--in millions                    1995        1994        1993
(1) Interest Expense,
     Net
                            Interest expense                                            $ (9.6)     $  (8.2)     $ (8.7)
                            Interest income                                                1.1          0.7         0.5
                                Interest Expense, net                                   $ (8.5)     $  (7.5)     $ (8.2)

                            for the years ended August 31--in millions                    1995        1994        1993

(2) Other Income,
     Net
                            Equity in net earnings of related companies                 $ (1.0)       $ 1.5      $  1.8
                            Foreign exchange gain/losses
                               --principally translation                                     -          0.1           -
                            Amortization of goodwill                                      (1.3)        (1.4)       (1.4)
                            Loss on divestiture of foreign subsidiaries                     -             -        (3.9)
                            All others, net                                                0.3          1.2        (1.4)

                                Other income, net                                         (2.0)         1.4        (4.9)



                            for the years ended August 31--in millions                    1995        1994        1993

(3) Research and
     Development Expense
                            DEKALB Seed                                                 $ 35.4      $  33.6      $  34.7
                            DEKALB Swine                                                   5.8          6.4          5.7

                                 Research and development expense                       $ 41.2      $  40.0      $  40.4


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


C. Receivables            at August 31--in millions                          1995            1994

                          Trade accounts and notes                          $53.2           $41.5
                          Employees                                           2.3             1.9
                          Related companies                                   1.3             1.2
                          Other                                               3.5             2.0
                                                                             60.3            46.6
                          Less allowance for doubtful accounts                2.7             2.2

                               Receivables, net                             $57.6           $44.4







D. Inventories            at August 31--in millions                          1995            1994

                          At lower of cost or market:
                             Commercial seed--average cost                  $95.3           $88.1
                             Commercial swine--average cost                   7.6             8.1
                             Supplies and other--principally first-in,        3.1             3.2

                               Inventories                                 $106.0           $99.4




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E. Property, Plant and      at August 31--in millions                                   1995            1994
    Equipment, Net
    (at cost)
                            Land                                                        $9.2            $9.2
                            Buildings                                                   81.7            76.1
                            Equipment                                                  127.2           123.1
                            Other                                                       10.7            10.7
                            Construction in progress                                    11.2            11.7
                                                                                       240.0           230.8
                            Less accumulated depreciation and amortization             140.2           135.1

                                 Property, plant and equipment, net                    $99.8           $95.7




F. Other Current            at August 31--in millions                                   1995            1994
     Liabilities
                            Current income taxes                                        $0.2            $1.3
                            Payroll                                                      5.2             6.6
                            Vacation                                                     2.5             2.4
                            Pensions and other credits                                   1.4             0.7
                            Insurance                                                    2.2             1.9
                            Taxes, other than income                                     6.5             4.9
                            Production costs                                             2.1             1.5
                            Other                                                        9.4             8.4

                                 Other current liabilities                             $29.5           $27.7


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



G. Financial Instruments and Related Disclosures

  During 1995, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosures About Derivative Financial Instruments and Fair Value
  of Financial Instruments".    This statement in conjunction with Statement
  of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires certain disclosures about the fair value of financial instuments, including derivative financial instruments for which it is practicable to estimate fair value.

  The following methods and assumptions were used to estimate the fair market value of each class of financial instrument.

Trade Accounts and Notes Receivable
  The carrying amount of the Company's trade accounts and notes receivable approximates market value.

Short-term and Long-term Debt
  Short-term debt represents borrowings against lines of credit with
  various banks.   The weighted average interest rate on short-term borrowings for fiscal 1995 was approximately 6.6%. At August 31, 1995, committed lines of credit available to Genetics included a $50 million revolving credit agreement and $20 million in credit facilities for a 364 day period.

   The revolving credit agreement provides credit for general purposes and is committed through December 31, 1997, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1995, tangible net worth was approximately $11.3 million in excess of the required minimum under the most restrictive of these covenants. The Company pays a commitment fee of 3/16 of 1% for the $50 million line of credit. The available line of credit at August 31, 1995 was entriely unused.

   The $20 million in credit facilities carry a 1/8 of 1% fee on the unused portion of the commitment. No fees were required to be paid as the line was fully utilized in fiscal 1995. The carrying amount of the Company's long-term debt and all the Company's short-term debt approximates market value because rates on those debt agreements are variable and are set periodically based on current rates during the year. An exception would be the $20 million long-term loan which has a fixed rate of 7.15% and a $5 million long-term loan which has a fixed rate of 7.56%. The Company estimated the market value of its long-term debt by utilizing a discounted cash flow methodology.

Swap Agreements
  The Company has entered into interest rate swap agreements with third parties to manage interest rate movements on the majority of its variable rate term debt. At August 31, 1995, the Company had swap agreements with an aggregate notional principal amount of $60 million and an average interest rate of 5.8%, maturing in fiscal 1997 and fiscal 1998. Any interest rate differential on these swap agreements is recognized in interest expense, net over the terms of the agreements. The interest income (expense) related to swap agreements recognized during 1995, 1994 and 1993 was $0.1 million, $(1.3) million and $(1.1) million, respectively. The Company is exposed to credit loss in the event of nonperformance by the other parties to these agreements. However, the Company does not anticipate nonperformance by any of those parties. The Company estimated the market value of its interest rate swap agreements by utilizing a discounted cash flow methodology.


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



G. Financial  Instruments and Related Disclosures (Continued)
Derivatives.
Genetics has contractual commitments with seed growers for payments based on local market corn and soybean commodity prices. To mitigate the impact of fluctuation in these prices on inventory costs, the Company hedges these payments by using Chicago Board of Trade corn and soybean futures and/or option contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures and/or options contracts are sold.
The Company estimates the timing of grower payment pricing to determine the futures and option maturities. In addition, the Company hedges its exposure to price fluctuations in grain used for swine feed. Gains or losses on these hedge positions are included as a component of the applicable year's inventory. At
August 31, 1995 and 1994, the Company had corn and soybean futures contracts outstanding with market values of $2.5 million and $14.3 million respectively. Margin deposits for open futures and/or option contracts are recorded as other current assets.

Genetics sells market hogs, which are by-products from the production of breeding animals, to independent processing and packing firms at a premium to the major market averages. The Company periodically hedges against the exposure of price fluctuations in these markets. At August 31, 1995 and 1994 the Company had hog futures contracts outstanding with a contract market value of $1.9 million and $0.8 million, respectively.

The Company reviews potential foreign currency risks on an on-going basis and is party to forward contracts in the management of its foreign currency exposure related to royalty income. In order to reduce its exposure to foreign currency exchange fluctuation related to royalty payments from its French licensee and export receipts from its Italian subsidiary, the Company utilizes foreign currency forward contracts with maturities that mirror the anticipated receipts and payments in October and November. At August 31, 1995 and 1994, the Company had French franc forward contracts outstanding with an aggregate contract market value of $9.5 million and $4.6 million, respectively, and Italian lira forward contracts outstanding with an aggregate contract market value of $2.8 million and $1.6 million, respectively. Other foreign currency transactions occur in the Argentine peso and the Canadian dollar.


The estimated fair value of the Company's financial instruments was as follows:



                                                    Carrying          Fair
at August 31, 1995-in millions                       Amount          Value
Assets:
  Cash and marketable securities                       $3.0            $3.0
  Trade accounts and notes receivable                  57.6            57.6
  Forward exchange contract                             -               -
  Open futures contracts                               (0.2)            0.5
  Interest rate swap agreements                         -               0.2
Liabilities:
  Short-term debt                                      42.8            42.8
  Trade accounts payable                                6.7             6.7
  Long-term debt                                       85.0            84.7



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


H. Long-Term Debt at August 31--in millions                                                       1995            1994


                  Term loans, variable rates, due 1998                                           $60.0           $65.0
                  Term loans, 7.15% fixed rate, due from 1999-2003                                20.0            20.0
                  Term Loan, 7.56% fixed rated, due from 1999-2005                                 5.0               -


                                                                                                  85.0            85.0
                  Less current maturities                                                            -               -


                       Net long-term debt                                                        $85.0           $85.0



                     The variable rate term loan agreements allow the Company to borrow at rates based on the London Interbank Offer Rate on Eurodollar deposits (LIBOR). At August 31, 1995, interest on the variable rate term loans was at a rate of approximately 6.6%.

                     All of the term loans contain similar restrictive covenants. The most restrictive of these covenants requires the maintenance of a minimum tangible net worth. At August 31, 1995 the Company's tangible net worth was approximately $11.3 million in excess of the required minimum under this covenant. Aggregate maturities for the years ending August 31, 1998 are $60 million and $4.7 million in each of the years 1999 through 2001. The remaining $10.9 million matures between 2001 and 2005. There are no long-term debt maturities in 1996 or 1997. Current maturities of long-term debt (less than $0.1 million) are included with notes payable in the consolidated balance sheets.



I.  Thrift Plans       Full and part-time Genetics' employees can participate
                       in a voluntary thrift plan (401(k)). The plan provides for Genetics to contribute a minimum of $.50 for every dollar contributed by employees, to the extent employees contribute up to 6% of their salaries. Additional discretionary amounts may also be contributed when warranted by results of operations. Genetics' contributions charged to expense under this plan were $2.3 million for the year ended August 31, 1995, $1.3 million in 1994 and $1.4 million in 1993.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

J. Shareholders'Equity
                at August 31--in millions except              1995                  1994                    1993
                shares in thousands                     Dollars    Shares     Dollars   Shares       Dollars      Shares

                Class A Common Stock

                Balance, beginning of year                 $0.1       788       $0.1         841         $0.1            862
                   Exchange Class A for Class B                       (54)        -          (60)          -             (37)
                   Stock options exercised                             34         -            1           -               6
                   Employee 401(k) stock plan                           5         -            6           -              10

                Balance, end of year                       $0.1       773       $0.1         788         $0.1            841


                Class B Common Stock

                Balance, beginning of year                 $0.4     4,431       $0.4       4,371         $0.4          4,334
                   Exchange Class A for Class B                        54         -           60           -              37

                Balance, end of year                       $0.4     4,485       $0.4       4,431         $0.4          4,371


                Capital in Excess of Stated Value

                Balance, beginning of year                $80.1                $79.9                    $79.4
                   Stock options exercised                  0.6                   -                       0.1
                   Employee 401(k) stock plan               0.1                  0.1                      0.3
                   Director Stock Option Plan               0.1                  0.1                      0.1

                Balance, end of year                      $80.9                $80.1                    $79.9


                Retained Earnings

                Balance, beginning of year                $45.8                $39.3                    $41.7
                   Net Income                              10.7                 10.6                      1.7
                   Cash dividends $.80 per share           (4.2)                (4.1)                    (4.1)

                Balance, end of year                      $52.3                $45.8                    $39.3


                Cumulative Translation Adjustment

                Balance, beginning of year                ($2.7)               ($2.5)                   ($1.2)
                   Translation gain/(loss)                 (2.3)                (0.2)                    (1.3)

                Balance, end of year                      ($5.0)               ($2.7)                   ($2.5)


                Treasury Stock

                Balance, beginning of year                ($2.4)      (73)     ($2.4)        (73)       ($2.4)           (73)
                   Stock options exercised                 (0.2)       (7)         -           -            -              -
                   Employee 401(k) stock plan               0.2         6          -           -            -              -

                Balance, end of year                      ($2.4)      (74)     ($2.4)        (73)       ($2.4)           (73)

                Total Shareholders' Equity               $126.3               $121.3                   $114.8


    The holders of Class A Common Stock and Class B Common Stock have the same rights in all respects, including rights with respect to dividends and other distributions, except that (i) the holders of Class B Common Stock have no voting rights other than as required by the Delaware General Corporation Law, (ii) the holders of Class A Common Stock may exchange, at their election, any of their shares for an equal number of shares of Class B Common Stock on a continuing basis and (iii) the Board of Directors of Genetics may distribute (A) voting stock of subsidiaries of Genetics to the holders of Class A Common Stock of Genetics and (B) non-voting stock of subsidiaries Genetics to the holders of Class B Common Stock of Genetics. The Company also has 500,000 shares of $1 par value preferred stock authorized and unissued.


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



K. Commitments and Contingent Liabilities
  Genetics is a defendant in various legal actions arising in the course of business activities. In the opinion of the management, these actions will not result in a material adverse effect on Genetics' consolidated results of operations or financial position.
  Genetics is self-insured against property losses on the majority of its operating facilities.
  Genetics' total rental expense for fiscal years 1995, 1994 and 1993 was $5.4 million, $4.6 million and $5.1 million, respectively.


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


L. Income Tax



                    for the year ended August 31--in millions                            1995                1994            1993

                    Current provision:
                       Federal                                                           $1.3                $1.2            $0.2
                       State                                                              0.7                 0.5             0.2
                       Foreign                                                            2.6                 1.5             2.1
                                                                                         $4.6                $3.2            $2.5

                    Deferred provision:
                       Federal                                                           $1.5                $1.0           ($4.5)
                       State                                                             (0.1)                0.2            (0.9)
                       Foreign                                                           (0.4)               (0.2)           (0.5)
                                                                                          1.0                 1.0            (5.9)

                         Total income tax provision (benefit)                            $5.6                $4.2           ($3.4)

                       The significant components of the company's deferred tax assets and deferred tax liabilities are presented below:


                   as of August 31-in millions                                          1995                 1994
                    Deferred tax assets:
                       Research Expenditures                                              6.8                 8.0
                       Benefit Plans                                                      1.7                 2.1
                       Inventory                                                          3.9                 3.8
                       Other                                                              4.6                 3.6
                          Total Gross Deferred Tax Assets                                17.0                17.5
                          Valuation Allowance                                            (0.8)               (0.8)
                               Gross Deferred Tax Assets                                 16.2                16.7

                    Deferred Tax Liabilities:
                       Purchase Price Allocations                                        (9.6)               (9.3)
                       Undistributed Foreign Earnings                                    (5.4)               (6.4)
                       Depreciation                                                      (5.1)               (5.3)
                       Other                                                             (2.7)               (2.5)
                          Gross Deferred Tax Liabilities                                (22.8)              (23.5)

                    Net Deferred Tax Liability                                           (6.6)               (6.8)


                       The net deferred tax liability disclosed above equals the net deferred tax presentation on the balance sheet. The footnote disclosure classifies the components as assets or liabilities while the balance sheet discloses the current and long-term portion of those two classifications. The valuation allowance relates to those deferred tax assets that may not be fully realized.

                       Deferred taxes for 1993 were prepared under A.P.B. Opinion No. 11 and timing differences in the recognition of revenue and expenses for tax and financial statement purposes resulted primarily from depreciation, research expenditures, and taxes provided on undistributed earnings of non-U.S. subsidiaries.

                       Total tax provisions (benefits) resulted in amounts differing from those based on the statutory federal income tax rates. The reasons for these differences are:


                    for the years ended August 31--in millions                           1995                1994              1993

                    U.S. statutory rate                                                  $5.3                $5.3             ($0.9)
                    State and local taxes                                                 0.4                 0.4              (0.5)
                    International operations                                             (0.3)               (1.8)             (1.5)
                    Qualified export activity                                               -                  -               (0.1)
                    Research credits                                                     (0.5)               (0.3)             (0.6)
                    Other                                                                 0.7                 0.6               0.2

                    Income tax provision (benefit)                                       $5.6                $4.2             ($3.4)

                      The domestic and foreign components of earnings before taxes of consolidated companies were as follows:

                    for the years ended August 31--in millions                           1995                1994              1993

                    U.S.                                                                $13.3               $10.0             ($3.4)
                    Argentina                                                             2.1                 0.7               6.2
                    Other Non-U.S.                                                       (0.3)                4.5              (5.4)

                         Total earnings before taxes                                    $15.1               $15.2             ($2.6)

                       Effective September 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Prior to fiscal year 1994, income tax was calculated in accordance with Accounting Principle Board Opinion No. 11. The adoption of SFAS 109 resulted in a one-time provision adjustment of $.4 million or $.09 per share which was recorded in the first quarter of fiscal year 1994. This amount is included as a charge to net earnings as the cumulative effect of accounting change.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




M. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 1995 and 1994. Genetics' North American seed operations comprise a significant portion of its business. Genetics generally delivers only a minor portion of North American seed in the first quarter, delivers more than half in the second quarter, and substantially all the seed is delivered by the end of the third quarter. The Company defers first quarter expenses and anticipates fourth quarter expenses and matches these expenses against second and third quarter revenues. Third quarter results also reflect estimates of seed product returns. Consequently, fourth quarter earnings include adjustments for those earlier estimates.

The total of four quarters' earnings per share might not equal the earnings per share for the year due to the application of the treasury stock method and market price changes.




in millions except per share amounts--
three months ended the last day of                  November         February              May           August


1995
   Revenues                                            $45.2           $144.2           $104.9            $25.1
   Cost of Revenues                                     26.8             71.1             50.6             13.8
   Net earnings                                         (1.2)             7.7              5.4             (1.2)
   Earnings per share                                 $(0.23)           $1.48            $1.02            (0.23)

1994
   Revenues                                            $36.2           $138.4           $102.3            $23.3
   Cost of Revenues                                     18.4             77.1             55.8             12.6
   Net earnings                                          0.8              6.4              2.2              1.2
   Earnings per share                                  $0.15            $1.23            $0.42             0.22




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



N. Operations by Geographic  Area


Information on Genetic's operations by geographic area for fiscal years 1995, 1994 and 1993 is shown below. Operating earnings (loss) are equal to total revenues less expenses of the geographic areas, excluding interest and general corporate expenses. Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area.


August 31--in millions                                                                               1995     1994       1993

Revenues
  United States                                                                                     $243.2     $232.8    $204.4
  Argentina                                                                                           42.5       37.4      43.4
  Other Non-U.S.                                                                                      33.7       30.0      29.6

                                                                                                    $314.5     $300.2    $277.4


Operating Earnings
  United States                                                                                      $21.0      $21.9      $9.1
  Argentina                                                                                            5.2        3.0       8.2
  Other Non-U.S.                                                                                       3.8        3.5      (7.6)

                                                                                                     $30.0      $28.4      $9.7


Equity in Earnings
  Other Non-U.S.                                                                                     ($1.0)      $1.5      $1.8



Identifiable Assets
   United States                                                                                    $232.1     $225.5    $225.5
   Argentina                                                                                          64.2       54.5      45.6
   Other Non-U.S.                                                                                     26.7       35.2      41.8

                                                                                                    $323.0     $315.2    $312.9


Consolidated net assets included approximately $35.4 million at August 31, 1995 and $38.3 million at August 31, 1994, located in countries other than the United States. Consolidated net earnings included approximate earnings of $1.1 million in fiscal year 1995 and $4.8 million in fiscal year 1994 from these countries.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


O. Pension Plans
Prior to fiscal 1994, the Company provided employees a noncontributory pension plan covering substantially all domestic employees who met age and service requirements. Benefits provided under this pension plan are based primarily on each employee's career earnings up until the suspension of the plan on October 1, 1993. Plan assets consist primarily of stocks and U.S. government securities. At the time of suspension, the Company recognized a pre-tax curtailment benefit of $3.7 million.

In addition, Genetics has a supplemental noncontributory pension plan covering certain management employees, which is not funded. Benefits are based mainly on each participant's years of service, final average compensation, and estimated benefits received from certain other benefit plans. This plan was also suspended on October 1, 1993 and the Company recognized a pre-tax benefit of $0.5 million related to the suspension.

Total pension expense for the funded plan for the year ended August 31, 1993 was $1.7 million. Pension expense for the supplemental pension plan was $0.2 million for the year ended August 31, 1993.




The components of total estimated pension (income) expense for the two plans are as follows:


                     August 31- in millions
                                                                                          1995            1994              1993

                     Service Cost -- benefits earned during the year                         $ -             $0.2            $2.0
                     Interest cost on projected benefit obligations                           0.9             1.0             1.2
                     Actual return on plan assets                                            (1.6)           (0.4)           (1.0)
                     Net amortization and deferral                                            0.5            (0.8)           (0.3)
                     Income from plan curtailment                                             0.0            (4.2)              -

                       Net Pension (Income) Expense                                          $(0.2)          $(4.2)           $1.9



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


O.Pension Plans (Continued)
Actuarial assumptions for August 31, 1995 and
August 31, 1994 are as follows:


                                                   1995       1994

Discount rate                                      7.0%       6.5-7.0%
Return on plan assets                              8.5%       8.5%



A reconciliation of the funded status to accrued pension expense is as follows:



                                                        Funded Plan            Unfunded Plan
                 August 31-in millions                   1995       1994        1995       1994

                 Actuarial present value of benefits
                     based on service to date and present
                     pay levels:
                           Vested                          $8.5      $10.7        $0.4       $0.6
                           Nonvested                        1.0        0.4           -          -

                 Accumulated benefit obligation             9.5       11.1         0.4        0.6

                 Additional amounts related to projected
                     pay increases                            -          -           -          -

                 Projected benefit obligation               9.5       11.1         0.4        0.6

                 Plan assets at fair market value           9.4       10.7           -          -

                 Plan assets less than
                     projected benefit obligation          (0.1)      (0.4)       (0.4)      (0.6)

                 Unrecognized loss
                     from experience                        2.5        2.8           -          -

                 Unrecognized net transition asset         (2.8)      (3.1)          -       (0.1)

                 Accrued pension expense included
                     in the Consolidated Balance Sheet    ($0.4)     ($0.7)      ($0.4)     ($0.7)


The Company has obligations under termination indemnification plans in several foreign countries, but does not have any foreign defined benefit pension plans as defined in Financial Accounting Standard No. 87.



DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



P. Information on Related Companies
The following is summarized financial information for Genetics' less than 50 percent owned operations:

                   Balance Sheets

                   at August 31--in millions                       1995        1994

                   ASSETS
                        Current assets                            $ 8.4       $20.3
                        Non-current assets                          3.9         3.1

                           Total Assets                           $12.3       $23.4


                   LIABILITIES
                        Current liabilities                        $2.8        $5.8
                        Non-current liabilities                     1.9         1.4

                           Total Liabilities                       $4.7        $7.2


                   Summary of Earnings

                   for the years ended August 31--in millions      1995        1994          1993
                        Revenues                                  $13.3       $18.4         $21.2

                        Gross Profit                               $4.1        $3.5          $4.3

                        Net Earnings                              ($2.1)       $3.1          $3.5

                        Genetics' Equity in Net Earnings          ($1.0)       $1.5          $1.8


Genetics' investments in related companies are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate Genetics' interest in the net assets of these related companies. Dividends received from related companies were $1.5 million in fiscal years 1994 and 1993. No dividends were received in fiscal year 1995.




DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Q. Incentive Plans
In August, 1988, the Company adopted a Long-Term Incentive Plan which provides for the awarding of stock appreciation rights (SARs), stock indemnification rights (SIRs) and restricted stock and the granting of incentive and nonqualified options to purchase Class A or Class B Common Stock of the Company.
The Company's Stock Option Committee may make awards of SARs, SIRs, restricted stock or stock options to certain officers and key employees of the Company.
All stock options may be granted at no less than fair market value of the Company's stock at the date of grant and are exercisable within periods specified by the Stock Option Committee.

                                1995                    1994                    1993

                                           Average                 Average                 Average
                               Class A      Price      Class A      Price      Class A      Price
Shares under option
   at beginning of year        243,511     $22.50     207,840     $21.85      167,792      $19.76
Activity:
   Granted                      57,750      27.24      46,400      26.75       48,050       27.87
   Exercised                   (48,623)     24.96      (2,605)     25.29       (6,102)       8.79
   Cancelled                   (15,484)     29.34      (8,124)     29.32       (1,900)      31.63

Shares under option
  at end of year               237,154     $22.70     243,511     $22.50      207,840      $21.85

Shares available for
future grants as of August 31   62,317                104,583                 142,859

Shares vested and
  exercisable as of August 31  150,462                157,561                 134,994

In fiscal 1991, the shareholders also approved a Director Stock Option Plan which gives outside directors an election to receive options to purchase Class A Common Stock (which options have a discounted exercise price) in lieu of annual retainer and meeting fees. The 25% discount in the exercise price, multiplied by the number of shares subject to the option, equals the annual retainer and meeting fees the directors would have received.
Total expense for the Director Stock Option Plan was $.1 million in each of the fiscal years 1995, 1994 and 1993.


                                1995                    1994                    1993

                                           Average                 Average                 Average
                               Class A      Price      Class A      Price      Class A      Price
Shares under option
   at beginning of year         49,079      $22.11      34,348      $21.61      18,759      $22.86
Activity:
   Granted                      14,685       20.44      14,866       23.25      15,589       20.11
   Exercised                    (9,620)      22.21           0           -           0           -
   Cancelled                      (232)      23.25        (135)      20.07           0           -

Shares under option
  at end of year                53,912      $21.63      49,079      $22.11      34,348      $21.61

Shares available for
  future grants as August 31    33,404                  47,857                  62,588

Shares vested as of August 31   53,912                  49,079                  34,348

Shares exercisable
  as of August 31               39,227                  34,213                  18,759


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


R.  Industry Segment
The following industry segment information summarizes Genetics' operations as of and for the years ended August 31, 1995, 1994, and 1993.
Operating earnings are total sales and revenues less operating expenses of the segments, excluding interest, and general corporate allocations. No customer accounted for 10 percent or more of total operating revenues.


    DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

R.  Industry Segment
      (continued)


August 31-in millions                                       1995           1994              1993

     Revenues

        Seed (1)                                          $272.0         $247.5            $232.3
        Swine                                               47.4           52.7              45.1

                                                          $319.4         $300.2            $277.4

     Earnings (Loss) Before Income Taxes

        Seed:
          Operating earnings                               $30.9          $21.2              $6.7
          Equity in net earnings of related companies       (1.0)           1.5               1.8

                                                            29.9           22.7               8.5

        Swine                                               (0.9)           5.7               3.0

          Total Operations                                  29.0           28.4              11.5

        General corporate expenses                          (5.4)          (5.7)             (5.9)
        Net interest expense                                (8.5)          (7.5)             (8.2)

                                                           $15.1          $15.2             ($2.6)

     Identifiable Assets

        Seed                                              $290.5         $274.0            $274.9
        Swine                                               31.7           34.0              30.3
        Discontinued Operations                              0.8            7.2               7.7

                                                          $323.0         $315.2            $312.9

      Depreciation and Amortization Expense

        Seed                                                $7.3           $8.4              $8.3
        Swine                                                2.4            2.4               2.1

                                                            $9.7          $10.8             $10.4

      Property Additions

        Seed                                               $14.6          $13.1             $10.2
        Swine                                                0.8            5.0               5.3

                                                           $15.4          $18.1             $15.5

(1) Consolidated revenues do not include approximately $130 million in fiscal year 1995, $135 million in fiscal year 1994 and $120 million in fiscal year 1993 of DEKALB seed sold nder royalty agreements with non-consolidated affiliates and licensees or recognized by equity companies.
     (Footnote P)


DEKALB Genetics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


S.  Discontinued Operations

On April 28, 1995, the Company sold its poultry operations to Central Farm of America, Inc., an affiliate of Toshoku, Ltd., for $12.5 million cash. Accordingly, the poultry business is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's operating results for prior years have been restated to reflect continuing operations.

Net earnings from discontinued operations included an operating loss of $0.5 million, net of $0.5 million tax benefit and a net gain on the sale of $1.7
million, net of $0.5 million tax expense.   Revenues for discontinued
operations were $12.1 million for the eight months of fiscal 1995 and $19.8 million for the twelve months of fiscal 1994. Net assets of the discontinued operations at August 31, 1995 consist primarily of current assets amounting to $0.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1995. The information required by this Item is incorporated by reference from the Proxy Statement.

   Information about Executive Officers is shown on page 9 of this filing.


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

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements
   The following financial statements of DEKALB Genetics Corporation are included in Part II, Item 8:


                                                                Page

   Report of Independent Accountants                           17-18

   Consolidated Statements of Operations for the years ended
    August 31, 1995, 1994 and 1993                              19

   Consolidated Balance Sheets at August 31, 1995 and 1994      20

   Consolidated Statements of Cash Flows for the years ended
    August 31, 1995, 1994 and 1993                              21

   Notes to Consolidated Financial Statements                   22-41



   (a)(2) Financial Statement Schedules

                                                                Page

   Report of Independent Accountants                            48

   Schedule VIII  -Valuation and Qualifying Account             49

   Schedule X     -Supplementary Income Statement Information   50

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

         4C             Revolving Credit Agreement between DEKALB       *
                        Genetics Corporation and the banks listed therein. [Attached as Exhibit 4C to Form 10-K filed October 14, 1994 (File No. 0-17005)].

                        Other instruments with respect to long-term debt of the Registrant are not filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Company agrees to provide a copy to the Commission upon request.

(a)(3) Exhibits
     (continued)


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

         10D            DEKALB Genetics Corporation Pension Plan**      *

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

         10F            Director Stock Option Plan                      *
                        [Incorporated by reference to Exhibit 4.3 to Form S-8 Registration Statement (Registration
                        No. 33-39986)]**

         10G            Employment Agreement between DEKALB Genetics    *
                        Corporation and Bruce P. Bickner
                        dated September 1, 1994 [Incorporated by reference to Exhibit 10A to Form 10-Q filed
                        April 12, 1995 (File No. 0-17005)].**

         10H            Employment Agreement between DEKALB             *
                        Genetics Corporation and Richard O. Ryan dated September 1, 1994 [Incorporated by reference to Exhibit 10B to Form 10-Q filed
                        April 12, 1995 (File No. 0-17005)].**

         10I            Employment Agreement between DEKALB Genetics    *
                        Corporation and John H. Witmer, Jr.
                        dated September 1, 1994 [Incorporated by reference to Exhibit 10C to Form 10-Q filed
                        April 12, 1995 (File No. 0-17005)].**

    (a)(3) Exhibits
    (continued)


         10J            Employment Agreement between DEKALB Genetics    51-57
                        Corporation and Richard T. Crowder
                        Dated October 26, 1994**

         10K            Employment Agreement between DEKALB Genetics    *
                        Corporation and Roy L. Poage
                        dated September 1, 1994 [Incorporated by reference to Exhibit 10D to Form 10-Q filed
                        April 12, 1995 (File No. 0-17005)].**

          11            Computation of Earnings Per Share               58

          21            Subsidiaries of DEKALB Genetics Corporation     59

          23A           Consent of Independent Accountants
                         - Arthur Andersen  LLP                         60
          23B           Consent of Independant Accountants
                         - Coopers and Lybrand L.L.P.                   61

          27            Financial Data Schedule                         _

           * Document has heretofore been filed with the Commission and is incorporated by reference.

          ** Document is a management contract or compensating plan or arrangement.


(b) Reports on Form 8-K   -   In a report dated June 9, 1995, DEKALB
                              reported the engagement of new external auditors.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DEKALB GENETICS CORPORATION


Date:  October 10, 1995        By: Bruce P. Bickner
                                   Bruce P. Bickner
                                   Chairman, Chief Executive Officer
                                   and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 12th day of October, 1995.


         Signature                            Title


     Richard O. Ryan           President, Chief Operating Officer
     Richard O. Ryan           and Director


     Thomas R. Rauman          Vice President - Finance and
     Thomas R. Rauman          Chief Financial Officer



                            DIRECTORS

     Charles J. Arntzen                      Allan Aves
     Charles J. Arntzen                      Allan Aves


                                             Paul H. Hatfield
     Tod R. Hamachek                         Paul H. Hatfield

     Douglas C. Roberts                      John T. Roberts
     Douglas C. Roberts                      John T. Roberts

     H. Blair White
     H. Blair White

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of DEKALB Genetics Corporation:

Our report on the consolidated financial statements of DEKALB Genetics Corporation is included elsewhere in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 (a) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.






Chicago, Illinois
October 12, 1994, except for Note S, as to which the date is October 6, 1995



DEKALB Genetics Corporation
SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNT years ended August 31, 1995, 1994 and 1993

      (Dollars in thousands)



      Column A                      Column B                Column C                   Column D             Column E

                                                            Additions

                                    Balance at       Charged to       Charged to                            Balance at
                                    Beginning        Costs and        Other                                 End
Description                         of Period        Expenses         Accounts         Deductions           Of Period
Year ended August 31, 1995:
  Deducted in the balance sheet
    from the assets to which they
    apply:
     Allowance for doubtful accounts
       and notes receivable           $2,159            $961                $0             $407 (a)            $2,713


Year ended August 31, 1994:
  Deducted in the balance sheet
    from the assets to which they
    apply:
     Allowance for doubtful accounts
       and notes receivable           $1,537            $725                $0             $103 (a)            $2,159


Year ended August 31, 1993:
  Deducted in the balance sheet
    from the assets to which they
    apply:
     Allowance for doubtful accounts
       and notes receivable           $1,407            $883                $62            $815 (a)(b)         $1,537


Notes:
     (a) Uncollectible items written off, less recoveries of items previously written off.
     (b) Includes $426 for the effect of the divestiture of Spain.



   DEKALB Genetics Corporation
  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION years ended August 31, 1995, 1994 and 1993
      (Dollars in thousands)



             Column A                 Column B


                                                Charged to Costs
           Description                            and Expenses

                                              1995                1994                1993

1.Maintenance and repairs                    $4,259              $3,727              $4,467




5.Advertising costs                          $8,918              $8,220              $7,435







Note:
Items 2,3 and 4 have been omitted as the amount did not exceed one percent of total sales and revenues.


                           EMPLOYMENT AGREEMENT


        THIS AGREEMENT is entered into effective October 26, 1994, between Richard T. Crowder ("Employee") and DEKALB Genetics Corporation (the "Company").


    1.  Employment.

        A. The Company agrees to employ Employee in a managerial capacity, and agrees to be so employed by the Company, for a term commencing October 26, 1994, Employee and ending on August 31, 1995.


        B. This Agreement will be extended for an additional one year period beginning September 1, 1995, or any September 1st thereafter unless the Company or the Employee gives the other party notice to the contrary on or before August 31, 1995 or any August 31st thereafter.


    2.  Best Efforts of Employee.

        A. Employee agrees at all times and to the best of his ability to perform all of the duties that may be required of him pursuant to the express and implicit terms of this Agreement to the reasonable satisfaction of the Company. Such duties shall be rendered at DeKalb, Illinois or at such other place or places within or without the State of Illinois as the Company shall in good faith require.

        B. Employee shall devote his normal and regular business time, attention, knowledge and skill to the business and interests of the Company, and the Company shall be entitled to all of the benefits or profits arising from or incident to all work, services and advice of Employee performed for the Company.

    3.  Annual Compensation.

        A. The compensation to be paid to Employee shall be as described in Exhibit A. Since this Agreement shall remain in effect until amended or terminated, a new Exhibit A shall be prepared, signed by the parties and attached to this Agreement on a yearly basis; provided, however, if Employee resigns his employment because the Company proposes a combined total of base salary and a reasonably determined performance bonus target that is more than 10 percent below the prior year's level, Employee shall be deemed to have been constructively discharged and entitled to be compensated as though Employee were terminated for other than cause. In and entitled to be compensated as though Employee were
        terminated for other than cause.  In such case, Employee's   severance
        and any other compensation shall be based upon the most recently signed Exhibit A. The provisions contained in the existing Exhibit A (including the level of base pay and bonus targets) shall remain in effect until a new Exhibit A has been signed by the parties. This Agreement and the applicable Exhibit A shall be treated as one agreement.

        B. Employee's rights under any employee benefit plan (e.g., the Savings and Investment Plan) or incentive compensation plan (e.g., the Long-Term Incentive Plan) provided by the Company shall not be affected by this Agreement.



        C. The Company shall pay Employee's reasonable airline fares, hotel bills and other necessary and proper expenses when traveling or otherwise performing the Company's business, provided that Employee promptly furnishes the Company with appropriate supporting documentation of such expenses.





    4. Solicitation of Employees. For a period of three (3) years after he is no longer employed by the Company, Employee will not, directly or in directly, either as an individual, proprietor, stockholder, partner, officer, director, employee or otherwise, solicit any officer, director, employee or other individual:

        A.   to leave his or her employment or position with the Company,

        B.   to compete with the business of the Company, or

        C. to violate the terms of any employment, noncompetition or similar agreement with the Company.

        For purposes of this Paragraph 4, references to the business of the Company shall include the business of any subsidiary or affiliate of the Company.


    5. Confidentiality. Employee will not at any time during or after his employment by the Company, directly or indirectly, disclose, other than in the normal course of performing Employee's duties for the Company, any information concerning any matter affecting or relating to the Company or the business of the Company. Employee agrees to the foregoing without regard to whether all of the foregoing matters will be deemed confidential, material or important, it being agreed that all information, whether written or otherwise, regarding the Company's business, including but not limited to, information regarding customers, employees, costs, prices, financial reports, products, services, research programs, pedigrees, compositions, patents, equipment, systems, production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements, and sources of supply, is presumed to be important, material and confidential information of the Company for purposes of this Agreement, except to the extent that such information may be otherwise lawfully and readily available to the general public. Employee further agrees that he will, upon termination of his employment with the Company, return to the Company all books, records, lists and other written, typed or printed materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business, and Employee agrees that he will neither make nor retain any copies of such materials after termination of employment. For purposes of this Paragraph 5, references to the business or information of or relating to the Company shall include the information or business of any subsidiary or affiliate of the Company.

    6.  Business Opportunities and Inventions.

               A. Employee shall make full and prompt written disclosure to the Company or its nominee of any business opportunity of which he becomes aware and which relates to the business of the Company or any of its subsidiaries or affiliates; and

               B. All inventions, discoveries, ideas, improvements and designs made or conceived by Employee, and copyrights to all software, writings or other materials prepared by Employee, in each case solely or with others, while employed by the Company, during or after working hours, which are useful in or related to the actual or anticipated business, work or investigations of the Company, belong exclusively to the Company. Employee shall disclose to the Company immediately and fully any such invention, discovery, idea, improvement, design or copyright.
               At the request and expense of the Company, either before or after termination of employment, Employee shall execute a written assignment of and shall assist in acquiring and maintaining patent protection upon and confirming the Company's rights to such inventions, ideas, improvements, designs or copyrights.

           7.  Noncompetition Covenant.

               A. Employee covenants and agrees that for a period extending until 12 months after the effective date of the termination of Employee's employment with the Company hereunder (whether such termination shall have been voluntary or involuntary on the part of the Employee), Employee will not directly or indirectly, either individually or as an employee, agent, partner, shareholder, director, officer, consultant or in any other capacity, participate in or have any employment, consultant, financial, management or other interest in any business enterprise anywhere in the world that engages in (or within 12 months of the termination of Employee's employment has plans to engage in) substantial and direct competition with any business operation actively conducted by the Company or it subsidiaries or affiliates, or any of their successors or assigns, if the Employee actively participated in such business operation of the Company or had awareness of such business operation of the Company during Employee's employment. The ownership of less than one percent of the outstanding debt or equity in a corporation whose shares are traded on a recognized stock exchange or in the over-the-counter market, even though that corporation may be a competitor of the Company or any of its affiliates or subsidiaries, shall not constitute a breach of this Agreement.

               B. The Company shall pay Employee one month's base pay and one-twelfth of his target bonus (both at the rate in effect on Employee's termination date) for every one month during the noncompetition period; provided that, the Company shall make such payments to Employee pursuant to this Subparagraph 7(B) in addition to any amount paid pursuant Paragraph 3 or 8 of this Agreement.

               C. Employee agrees that the period of time and the geographic scope specified with respect to Employee's aforesaid covenant not to compete is the minimum period of time and geographic area necessary to reasonably and adequately protect the Company and its affiliates in the continued operation of their business and affairs. Employee further acknowledges that the compensation provided in Subparagraph 7(B) hereof will adequately compensate Employee during his transition to new employment.

               D. If and to the extent that any part of the noncompetition covenant set forth above shall be deemed by the court in which a suit is brought to be unenforceable as written, by reason of it scope in terms of area or length of time, but may be made enforceable by reducing the area or period of time applicable to such covenant, Employee and the Company stipulate and agree that such covenant shall automatically be deemed to be amended for all purposes of such suit so as to incorporate the aforesaid reduction in area, or duration of time, or both, to the end of that such covenant, as modified in connection with such suit, shall be enforceable to the fullest extent permissible in such jurisdiction.

               E. Employee and the Company acknowledge that there may be times when the Company may consider it to be appropriate to waive all or part of the agreement that Employee not compete with the Company. In such event, the Company may, at its option, waive all or part of the time period specified in Subparagraph 7(A) during which Employee is not permitted to complete. The compensation provided in Subparagraph 7(B) shall be reduced to the same extent as the noncompetition period is reduced; provided that, this reduction in compensation shall not reduce the compensation which may be owed to Employee pursuant to Paragraph 3 or 8 of this Agreement.

8.   Termination.

               A. Notwithstanding the provisions of Paragraph 1, if the Company terminates Employee's employment on or before August 31, 1995 or any August 31st thereafter for other than cause, Employee shall, in addition to amounts otherwise due and owing under this Agreement and in lieu of any other severance pay to which Employee would otherwise be entitled, be entitled to termination pay which shall equal 12 months base salary beginning with the next September 1 following such termination. Such base salary shall be at the rate provided in Exhibit A.


               B. If the Company terminates Employee "for cause," he shall be entitled to no severance pay and shall be entitled to no bonus payment that might otherwise be owed to him even if he worked for the entire year.Employee shall be deemed to have been terminated by the Company "for cause" if he is terminated because of his acts or conduct which would make it unreasonable to require the Company to retain Employee in its employment, such as, but not limited to, embezzlement or misappropriation of corporate funds, other acts of dishonesty, improper disclosure of any information concerning any matter affecting or relating to the Company or the business of the Company, activities harmful to the reputation of the Company, refusal to perform or neglect of the substantive duties properly assigned to Employee, a violation of any contractual, statutory or common law duty of loyalty to the Company or breach of any of the provisions of this Agreement.

                C. If Employee voluntarily terminates his employment with the Company, Employee shall not be entitled to, and shall not receive, the cash bonus, if any, referred to in Exhibit A if he did not work for the entire fiscal year.

                D. If Employee should die or become disabled and unable to perform his duties on or before August 31, 1995, or any applicable subsequent August 31, he shall receive a cash bonus equal to the cash bonus he would have received had he worked for the entire fiscal year multiplied times a fraction, the numerator of which equals the number of months transpiring between September 1, 1994, or any applicable subsequent September 1, and the last day of the month during which the death or disability occurred, and the denominator of which is twelve.

                E. In the event Employee's employment shall end with the Company prior to the termination date provided herein, or in the event Employee shall act in violation of the provisions of Paragraphs 4, 5, 6 or 7 of this Agreement or otherwise breach this Agreement, Employee shall be subject to any and all of the penalties contained in, or legal and equitable remedies available to the Company resulting from, this Agreement.

           9. DEKALB Antitrust Compliance Policy and Business Conduct Standards. Employee acknowledges that he has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards adopted by the Board of Directors of DEKALB at its meeting on May 15, 1990. Employee shall, to the best of Employee's belief and ability, adhere to the policies and principles contained therein, and will require all appropriate employees reporting to Employee to adhere to those policies and principles.

          10. New Employment. Employee will not begin employment with another employer without first notifying the Company. Prior to accepting any new employment, Employee shall inform his new employer of the existence of this Agreement and provide a copy to such new employer. The Company reserves the right to request separate written assurances satisfactory to the Company from the Employee and from such new employer that Employee will not be required to use or disclose secret or confidential Company information as part of his new employment.


          11. Life Insurance. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

          12. Designation of Beneficiary. The Beneficiary Designation form attached hereto as Exhibit B shall be deemed to be a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled following Employee's death to Employee's personal representative, heirs, devisees or legatees.

          13. Remedies; Survival of Employee's Covenants. Without limiting the rights of the Company to pursue all other legal and equitable rights available to it for any violation of the covenants of Employee herein, it is agreed that: (a) the services to be rendered by Employee under this Agreement are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such services cannot be reasonably and adequately compensated in damages in an action at law, and (b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 4, 5, 6 or 7 of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's covenants in and obligations under Paragraphs 4, 5, 6 and 7 of this Agreement shall continue in effect notwithstanding any termination of Employee's employment, whether by the Company or by Employee, upon expiration or otherwise, and whether or not pursuant to the terms of this Agreement.

          14. Modification. If, in any action before any court or agency legally empowered to enforce them, any term, restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, restriction, covenant or promise shall be deemed modified to the extent necessary to make it enforceable by such court or agency.

          15. Successors and Assigns. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company as part of the sale of its entire business, or to a subsidiary or affiliate of the Company, or transferred by operation of law. Employee agrees that if he is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that subsidiary or affiliate.


          16. Notices. Notices contemplated by this Agreement shall be in writing and shall be deemed given when delivered in person or mailed registered first class mail postage prepaid, to the Company at 3100 Sycamore Road, DeKalb, IL 60115 or to Employee at 1101 Iroquois, Apt. 2223, Naperville, IL 60563.

          17. Integration. This Agreement, including Exhibits A and B as they may be amended from time to time, all confidentiality agreements signed by Employee during his employment with the Company, and all invention assignment agreements signed by Employee during his employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be amended, supplemented or modified except by an instrument in writing signed by all parties.


          IN WITNESS WHEREOF, this Agreement is entered into effective as of the date set forth above.


                                        DEKALB Genetics Corporation


                                        By:  Richard T. Crowder

                                             Richard T. Crowder


EXHIBIT 11
DEKALB Genetics Corporation
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS years ended August 31, 1995, 1994 and 1993
(Dollars in thousands except per share amounts)

Primary Earnings Per Share:
                                                                                       1995        1994      1993

1.   Average shares outstanding.....................................................5,163,502   5,141,422  5,130,940

2.   Net additional shares outstanding assuming dilutive stock options exercised
        and proceeds used to purchase treasury stock at average market price........   95,075      79,616     62,863

3.   Average number of common and common equivalent shares outstanding..............5,258,577   5,221,038  5,193,803

4.   Net earnings for primary earnings per share computation........................  $10,758     $10,564     $1,715

5.   Primary earnings per share.....................................................    $2.04       $2.02      $0.33


                            EXHIBIT 21
           Subsidiaries of DEKALB Genetics Corporation


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

                            EXHIBIT 23A


                CONSENT OF INDEPENDENT ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated October 6, 1995, included in this Form 10-K, into the DEKALB Genetics Corporation's previously filed Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8.





Arthur Andersen LLP




Chicago, Illinois
October 11, 1995


CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration
Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8
of our reports dated October 12, 1994 except for Note S, as to which the date is October 6, 1995, accompanying the consolidated financial statements of DEKALB Genetics Corporation as of August 31, 1994 and for the years ended August 31, 1994 and 1993 included in this annual report on Form 10-K of DEKALB Genetics Corporation.






Coopers & Lybrand L.L.P.





Chicago, Illinois
October 11, 1995