Form 10-K/A
period 1995-08-31
DEKALB GENETICS CORP
filed 1995-11-16
CIK 835015

                           FORM 10-K/A




               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549




               AMENDMENT TO APPLICATION OR REPORT

  FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE SECURITIES

                      EXCHANGE ACT OF 1934


                     DEKALB Genetics Corporation
        -------------------------------------------------

       (Exact name of registrant as specified in charter)


                         AMENDMENT NO. 1



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:



 Exhibit 27 - Financial Data Statement


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 16, 1995

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DEKALB GENETICS CORPORATION
Date:  October 10, 1995        By: Bruce P. Bickner
                                   -------------------------------

                                   Bruce P. Bickner
                                   Chairman, Chief Executive Officer
                                   and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 12th day of October, 1995.


         Signature                            Title
         ---------                            -----



     Richard O. Ryan           President, Chief Operating Officer
     ---------------

     Richard O. Ryan           and Director


     Thomas R. Rauman          Vice President - Finance and
     ----------------

     Thomas R. Rauman          Chief Financial Officer



                            DIRECTORS
                            ---------




     Charles J. Arntzen                      Allan Aves
     ------------------                      ----------

     Charles J. Arntzen                      Allan Aves

     Tod R. Hamachek                         Paul H. Hatfield
     ---------------                         ----------------

     Tod R. Hamachek                         Paul H. Hatfield


     Douglas C. Roberts                      John T. Roberts
     ------------------                      ---------------

     Douglas C. Roberts                      John T. Roberts


     H. Blair White
     --------------

     H. Blair White

[ARTICLE] 5

This schedule contains summary financial information extracted from the Consolidated Statement of Operations and the Consolidated Balance Sheets and is qualified in its entirety by reference to such financial statements

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          AUG-31-1995
[PERIOD-END]                               AUG-31-1995
[CASH]                                            3000
[SECURITIES]                                         0
[RECEIVABLES]                                    60300
[ALLOWANCES]                                      2700
[INVENTORY]                                     100800
[CURRENT-ASSETS]                                175000
[PP&E]                                          240000
[DEPRECIATION]                                  140200
[TOTAL-ASSETS]                                  323000
[CURRENT-LIABILITIES]                            94600
[BONDS]                                              0
[COMMON]                                           500
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      125800
[TOTAL-LIABILITY-AND-EQUITY]                    323000
[SALES]                                         309500
[TOTAL-REVENUES]                                319400
[CGS]                                           162300
[TOTAL-COSTS]                                    64500
[OTHER-EXPENSES]                                 67000
[LOSS-PROVISION]                                   600
[INTEREST-EXPENSE]                                8500
[INCOME-PRETAX]                                  15100
[INCOME-TAX]                                      5600
[INCOME-CONTINUING]                               9500
[DISCONTINUED]                                    1200
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     10700
[EPS-PRIMARY]                                     2.04
[EPS-DILUTED]                                        0