Form 10-Q
period 1995-11-30
DEKALB GENETICS CORP
filed 1996-01-16
CIK 835015

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
------

       Exchange Act of 1934

       For the three month period ended November 30, 1995 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities
------
       Exchange Act 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number:  0-17005


                    DEKALB Genetics Corporation
      -----------------------------------------------------

     (Exact name of registrant as specified in its charter)


          Delaware                                         36-3586793
-------------------------------                        ------------------

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)
  3100 Sycamore Road, DeKalb, Illinois                            60115
----------------------------------------                        ---------

(Address of principal executive offices)                        (Zip Code)


          815-758-3461
-------------------------------

(Registrant's telephone number,
     including area code)


     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X    No
                                                 --------  -------



       Title of class                  Outstanding as of November 30, 1995
----------------------------           -----------------------------------

Class A Common, no par value                                    771,825
Class B Common, no par value                                  4,422,195


Exhibit index is located on page 2

Total number of pages 12

                   DEKALB GENETICS CORPORATION

                              INDEX


                                                          Page No.
                                                          --------


Part I - Financial Information (Unaudited except for the
 Condensed Consolidated Balance Sheet as of August 31, 1995):

 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                   3-5

 Condensed Consolidated Statements of Operations for the three
 months ended November 30, 1995 and 1994                     6

 Condensed Consolidated Balance Sheets, November 30, 1995 and 1994
 and August 31, 1995                                         7

 Condensed Consolidated Statements of Cash Flows for the three
 months ended November 30, 1995 and 1994                     8

 Notes to Condensed Consolidated Financial Statements        9-10

Part II - Other Information                                 11

 EXHIBIT 11 - Computation of Net Earnings per Common and Common
 Equivalent Share for the three months ended November 30, 1995   12
 and 1994

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                     and Financial Position
                     ----------------------
DEKALB Genetics Corporation incurred a net loss of $0.1 million ($.02 per share) in the first quarter of fiscal 1996 compared with a net loss of $1.2 million ($.23 per share) in the first quarter of fiscal 1995. Consolidated revenues were $4.9 million higher in fiscal 1996. A $2.7 million international seed revenue increase was largely attributable to higher corn and sunflower revenues in Argentina. The remainder was due to soybean sales in North America.
Included in prior year net earnings was an after-tax loss of $0.3 million ($0.05 per share) for the operation of the discontinued poultry business.

The $0.8 million ($.16 per share) improvement in fiscal 1996 after-tax earnings from continuing operations, as compared to fiscal 1995, was largely due to a combination of higher market hog prices and lower swine unit production costs partially offset by lower swine breeding stock volume. North American seed earnings were lower in fiscal 1996 due to increased operating expenses.

North American seed sales and net earnings are primarily realized in the second and third fiscal quarters (December through May), and for that reason, first quarter results should not be viewed as indicative of full year results. Most expenses which are incurred in the first quarter and related to the North American seed business are deferred until later in the year when sales are recorded.


                Quarterly Industry Segment Revenues and Earnings
                ------------------------------------------------

                                  In Millions
                                  -----------

                                  (Unaudited)
                                  -----------



                                             November  November
                                               1995      1994
                                             --------  -------
Revenues
--------

 North American seed                         $   6.4   $   4.3
 International seed                             31.5      28.8
 Swine                                          12.2      12.1
                                             -------   -------

   Total revenues                            $  50.1   $  45.2
                                             =======   =======

Earnings
--------

 North American seed                         $  (0.5)  $  (0.2)
 International seed                              3.0       2.9
 Swine                                           0.7      (0.9)
                                             -------   --------

   Total operations                              3.2       1.8

 General corporate expenses                     (1.1)     (1.2)
 Net interest expense                           (2.3)     (2.1)
                                             --------  --------

   Earnings from continuing operations
    before income taxes                         (0.2)     (1.5)
  Income tax provision                          (0.1)     (0.6)
                                             --------  --------

  Earnings from continuing operations           (0.1)     (0.9)
  Discontinued operations                         --      (0.3)
                                             --------  --------


Net Earnings                                 $  (0.1)  $  (1.2)
                                             ========  ========

------
Seed
----


Seed revenues and earnings in the first quarter were primarily the result of southern hemisphere operations because the North American seed business and other northern hemisphere operations do not report any material sales or earnings until the second quarter.

International Seed
------------------


 International seed segment earnings increased slightly over the prior year first quarter. Earnings from Argentina were $0.5 million higher partly offset by lower export earnings. Argentine revenues in fiscal 1996 were seven percent higher than those in fiscal 1995. The increase was due to higher average corn and sunflower selling prices and improved sunflower sales volume. Corn sales volume during this initial fiscal period was down slightly due to delayed planting; however, corn sales are expected to be higher for the full year.

 Results from international seed operations outside of Latin America are largely in the northern hemisphere and will not generate any significant earnings until the second quarter.

North American Seed
-------------------


 Early soybean shipments were greater in the first quarter of fiscal 1996 and were primarily responsible for the $2.1 million revenue increase over the prior year. Earnings in fiscal 1996 were $0.3 million lower, however, primarily due to higher operating expenses.

 First quarter North American seed results are not representative of annual results because significant seed shipment activity does not occur until the second and third quarters.


Swine
-----


Swine segment earnings were $1.6 million higher than the prior year although revenues were nearly flat when compared to the first quarter of fiscal 1995. Market hog revenues increased 63 percent reflecting a 31 percent price increase from the fourteen-year low in market hog prices experienced during the prior year. Fiscal year 1996 first quarter average market hog prices were approximately $46.00 per hundred weight compared with $35.00 per hundred weight in fiscal year 1995. Offsetting the benefit from higher market hog prices were significantly lower breeding stock sales volumes. Breeding stock volumes decreased from prior year due to soft demand reflecting unfavorable industry economics.

Higher first quarter earnings in the swine segment were primarily achieved by lower cost of sales despite higher feed costs.

General
-------


The effective tax rate increased from 35 percent in the first quarter of fiscal 1995 to 37 percent for the same period in fiscal 1996. Fluctuations in Mexican equity earnings was the principle factor causing the increase. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

The company sold its poultry business segment in the third quarter of fiscal year 1995 and prior year results have been restated to reflect that business as discontinued operations.


Financial Position
------------------


During the first quarter, the net cash outflow from operations of $18.7 million was $12.8 million less than the prior year. The receipt of foreign royalty payments earlier in fiscal year 1996 than in fiscal year 1995 contributed to the improvement.

Cash requirements for the first quarter were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December, 1998 and $15 million in facilities available through November, 1996. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.




















                                      -5-

               DEKALB GENETICS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                      AND 1994
           (DOLLARS IN MILLIONS EXCEPT PER SHARE
                      AMOUNTS)
                      (UNAUDITED)

                                     November  November

                                      1995     1994



Revenues                               50.1     45.2
                                            $

                                   $
Cost of revenues                       28.4     26.9


         GROSS                         21.7     18.3
MARGIN

Selling                                 7.5      6.4
expenses
Research and development                5.2      5.0
cost
General and administrative              6.0      5.8
expense

                                       18.7     17.2

         OPERATING                      3.0      1.1
EARNINGS

Interest expense, net of
interest income of
     $0.1                             (2.3)    (2.1)
in 1995.
Other expense, net                    (0.9)    (0.5)


Earnings (loss) from continuing
operations before
    income                            (0.2)    (1.5)
taxes
Income tax                            (0.1)    (0.6)
provision


Earnings (loss) from                  (0.1)    (0.9)
continuing operations

Discontinued                                   (0.3)
operations                                -


NET                                $  (0.1)  $ (1.2)
EARNINGS
(LOSS)
    Earnings per share from
continuing operations                (0.02)   (0.18)
                                            $
                                   $

    Discontinued
operations                                -   (0.05)


     NET EARNINGS PER              $ (0.02)  $
SHARE                                         (0.23)



     DIVIDENDS PER SHARE           $   0.20  $  0.20


 The accompanying notes are an integral part of the
               financial statements.

                        -6-

                         DEKALB GENETICS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               NOVEMBER 30, 1995 AND 1994 AND AUGUST 31, 1995
                            (DOLLARS IN MILLIONS)

                                       November      November       August
                                         1995          1994          1995


                                             (Unaudited)

Current assets:
  Cash and cash equivalents                 $4.6        ($0.5)           $3.0
  Notes and accounts receivable, net
of allowance for
    doubtful accounts of $2.7 at
November 30, 1995, $2.0 at
    November 30, 1994, and $2.7 at          48.5          44.4           57.6
August 31, 1995
  Inventories (Note 2)                     186.3         169.0          106.0
  Deferred income taxes                      4.7           4.7            4.7
  Other current assets                      19.8          23.8            3.7


    Total current assets                   263.9         241.4          175.0

Investments in and advances to related       3.3           7.8            3.9
companies
Intangible assets                           39.6          41.0           40.0
Other assets                                 5.1           8.6            4.3
Property, plant and equipment, at cost     245.1         233.1          240.0
   Less accumulated depreciation and     (141.5)       (136.8)        (140.2)
amortization


      Net property, plant and              103.6          96.3           99.8
equipment


Total assets                              $415.5        $395.1         $323.0



Current liabilities:
  Notes payable                            $69.8         $73.6          $42.8
  Accounts payable, trade                   74.8          65.3            6.7
  Other accounts payable                     4.5           4.5           15.6
  Other current liabilities                 39.4          30.6           29.5


    Total current liabilities              188.5         174.0           94.6

Deferred compensation and other              5.7           5.6            5.8
credits
Deferred income taxes                       11.3          11.1           11.3
Long-term debt, less current                85.0          85.0           85.0
maturities

Commitments and contingent liabilities
(Note 4)

Shareholders' equity:
  Capital stock:
    Common, Class A; authorized              0.1           0.1            0.1
5,000,000 shares
    Common, Class B; authorized              0.4           0.4            0.4
15,000,000 shares
  Capital in excess of stated value         81.2          80.3           80.9
  Retained earnings                         51.2          43.5           52.3
  Currency translation adjustments         (5.5)         (2.5)          (5.0)
(Note 3)


                                           127.4         121.8          128.7
    Less treasury stock, at cost           (2.4)         (2.4)          (2.4)


Total shareholders' equity                 125.0         119.4          126.3


Total liabilities and shareholders'       $415.5        $395.1         $323.0
equity



                The accompanying notes are an
integral part of the financial statements.

                                -7-

                    DEKALB GENETICS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                       (DOLLARS IN MILLIONS)
                            (UNAUDITED)
                                              November   November
                                                1995       1994


CASH FLOWS OPERATING ACTIVITIES
   Net                                          ($0.1)     ($1.2)
earnings

   Adjustments to reconcile net
income to net cash
      flow from operating
activities:
      Depreciation and                             2.7        2.7
amortization
      Equity earnings, net                         0.1        0.2
of dividends
      Other                                      (0.1)        0.3


   Changes in assets and
liabilities:
                                                   9.2      (0.3)
Receivables
                                                (80.4)     (69.6)
Inventories
      Other                                     (16.1)     (17.1)
current assets
      Accounts                                    57.0       50.3
payable
      Accrued                                      9.0        4.6
expenses
      Other assets and                                      (1.4)
liabilities                                        -


   Net cash flow from operating                 (18.7)     (31.5)
activities

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchases of property, plant                  (6.1)      (3.0)
and equipment
   Proceeds from sale of                           0.2        0.1
property, plant and equipment
   Other                                                    (0.1)
                                                   -


   Net cash flow from investing                 ($5.9)     ($3.0)
activities

CASH FLOWS FROM FINANCING
ACTIVITIES
   Proceeds from short-                           27.0       28.4
term borrowings
   Dividends                                     (1.0)      (1.0)
paid
   Other                                           0.2        0.2

   Net cash flow from financing                  $26.2      $27.6
activities

   Net effect of exchange rates                    0.1        0.2
on cash


   Net increase (decrease) in                      1.7      (6.7)
cash and cash equivalents
   Cash and cash equivalents                       3.0        6.2
August 31


   Cash and cash equivalents at                   $4.7     ($0.5)
the end of November



Supplemental Cash Flow
Information

  Cash paid (refunded) during
the period for:
               Income taxes                     ($1.0)       $1.7
               Interest                           $2.2       $2.1

                                The accompanying notes
are an integral part of the financial statements.

                                -8-

                           (Unaudited)
                           -----------



1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at November 30, 1994 is included herein as part of the condensed consolidated financial statements.

   The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1995, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

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


2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                         NovemberNovember August
                                           1995    1994    1995
                                          ------  ------  -----


   Commercial seed                       $172.7  $157.7 $ 95.3
   Swine                                    7.6     7.2    7.6
   Supplies and other                       6.0     4.1    3.1
                                         ------  ------ ------

                                         $186.3  $169.0 $106.0
                                         ======  ====== ======

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------


                           (Unaudited)
                           -----------

                           (continued)



3.Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity. The following summarizes the activity in the translation adjustment account:

                                              (In millions)
                                          --------------------

                                          November     November
                                          --------     --------

                                           1995         1994
                                          ------       ------

     Balance at September 1               $(5.0)       $(2.7)
     Translation gain (loss)               (0.5)         0.2
                                          -------      -----
     Balance at end of November           $(5.5)       $(2.5)
                                          ======       ======

  Aggregate exchange gains and losses arising from the translation of foreign currency transactions in other than the functional currency of the particular entity are included in income.

4.The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

  Most potential property losses are self-insured.

5.On April 28, 1995, the Company sold its poultry operation to Central Farm of America, Inc., an affiliate of Toshoku, Ltd., for $12.5 million in cash. Accordingly, the poultry business is reported as a discontinued operation and the consolidated financial statements for the first quarter of fiscal year 1995 were reclassified to report separately the net assets and operating results of the business. The Company's operating results for the prior year have been restated to reflect continuing operations.

                             Part II

                        OTHER INFORMATION
                        -----------------



Item 1.  Legal Proceedings
--------------------------


    The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.


Item 6.  Exhibits and Reports on Form 8-K                 Page
-----------------------------------------                 ----


(a) Exhibit 11 - Earnings Per Share Computation            12

(b) Reports on Form 8-K -

    No Form 8-K was filed during the three months ended November 30, 1995.



                            SIGNATURE
                            ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DEKALB Genetics Corporation
                                              ---------------------------




Date: January 16, 1996                             Thomas R. Rauman
                                               -----------------------

                                                     (Signature)
                                                   Thomas R. Rauman
                                        Vice President-Finance,
                                        Chief Financial Officer

                           EXHIBIT 11
                           ----------


             COMPUTATION OF NET EARNINGS PER COMMON
                   AND COMMON EQUIVALENT SHARE
      For the three months ended November 30, 1995 and 1994

                                             November  November
                                               1995      1994
                                             --------  -------


PRIMARY EARNINGS PER SHARE:
  Shares
  ------


   Average shares outstanding             5,189,265  5,148,324

   Net average additional shares outstanding
   assuming dilutive stock options exercised
   and proceeds used to purchase treasury stock
   at average market price                  137,767     79,610
                                          --------- ----------


   Average number of common and common
   equivalent shares outstanding          5,327,032  5,227,934
                                         ========== ==========

  Net Earnings
  ------------

   Net earnings for primary earnings per share$  (96,000)$(1,183,000)
                                              =======================

  Primary Earnings Per Share                 $(0.02)     $(0.23)
                                             =======     =======