Form 10-Q/A
period 1995-11-30
DEKALB GENETICS CORP
filed 1996-02-21
CIK 835015

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q/A


                        AMENDMENT TO APPLICATION OR REPORT

                        Filed pursuant to Section 12, 13, or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                        DEKALB Genetics Corporation
                        ---------------------------
                        (Exact name of registrant as specified in charter)

                        AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the three month period ended November 30, 1995 on form 10-Q as set forth in the pages attached hereto:

Exhibit 27 - Financial Data Schedule

Exhibit 27 - Restated Financial Data Schedule for the three month period ended November 30, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 21, 1996

Item 6.  Exhibits and Reports on Form 8-K                 Page
-----------------------------------------                 ----


(a) Exhibit 11 - Earnings Per Share Computation              12

    Exhibit 27 - Financial Data Schedule

    Exhibit 27 - Restated Financial Data Schedule

    For the three month period ended November 30, 1994

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




Date: February 21, 1996          Thomas R. Rauman
                       ---------------------------------

                                  (Signature)
                                Thomas R. Rauman
                            Vice President-Finance,
                            Chief Financial Officer