Form 10-Q
period 1996-02-29
DEKALB GENETICS CORP
filed 1996-04-10
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- ------

       Exchange Act of 1934

       For the six month period ended February 29, 1996 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities
- -------
       Exchange Act 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number:  0-17005

                    DEKALB Genetics Corporation
      -----------------------------------------------------

     (Exact name of registrant as specified in its charter)

          Delaware                               36-3586793
- -------------------------------              ------------------

(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


  3100 Sycamore Road, DeKalb, Illinois          60115
- ----------------------------------------      ---------
(Address of principal executive offices)       (Zip Code)


          815-758-3461
- -------------------------------

(Registrant's telephone number,
     including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X    No
                                           --------  -------



       Title of class              Outstanding as of February 29, 1996
- ----------------------------       -----------------------------------

Class A Common, no par value                749,453
Class B Common, no par value              4,465,497

Exhibit index is located on page 2

Total number of pages 16

                                     INDEX


                                                          Page No.
                                                          --------


Part I - Financial Information (Unaudited except for the
 Condensed Consolidated Balance Sheet as of August 31, 1995):

 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                        3-5

 Condensed Consolidated Statements of Operations for the six
 months ended February 29, 1996 and February 28, 1995               6

 Condensed Consolidated Statements of Operations for the three
 months ended February 29, 1996 and February 28, 1995               7

 Condensed Consolidated Balance Sheets, February 29, 1996 and February 28, 1995
 and August 31, 1995                                                8

 Condensed Consolidated Statements of Cash Flows for the six
 months ended February 29, 1996 and February 28, 1995               9

 Notes to Condensed Consolidated Financial Statements            10-12

Part II - Other Information                                      13-14

 EXHIBIT 11 - Computation of Net Earnings per Common and Common 15-16 Equivalent Share for the six months ended February 29, 1996 and February 28, 1995 and for the six months ended February 29, 1996 and February 28, 1995.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------


Net earnings for the first six months of fiscal 1996 were $9.6 million ($1.80 per share) compared with $6.5 million ($1.25 per share) in the same period of the prior year. Earnings from continuing operations were 35 percent higher in fiscal year 1996 than the previous year. Profitability from each of the operating segments increased in fiscal year 1996 compared with fiscal year 1995. North American seed experienced improved corn and soybean sales volumes resulting from growing product demand. Corn unit margins were lower, however, due to higher unit production costs. Earnings in the international seed segment included higher corn and sunflower sales volumes in Argentina. Swine segment earnings were higher because market hog prices rebounded significantly during the current fiscal year.

Consolidated revenues in fiscal 1996 were $230.4 million compared with $189.4 million the prior year. The 22 percent increase was primarily due to higher North American and Argentine corn sales volumes and selling prices.

Fiscal 1996 second quarter earnings from continuing operations were 21 percent higher than the same period a year ago. The second quarter results reflected the same trends as the first six month comparison due to the seasonality of the seed business.

              Quarterly Industry Segment Revenues and Earnings
              ------------------------------------------------

                                In Millions
                                -----------

                                (Unaudited)
                                -----------



                                     Second Quarter          Year-to-Date


                                  February    February   February   February
                                    1996        1995       1996       1995

- ---                              ---         ---         ---        ---
Revenues
- --------

  North American Seed             $142.7       $111.2     $149.1     $115.5


  International Seed                26.2         21.3       57.7       50.1


  Swine                             11.4         11.7       23.6       23.8


     Total revenues               $180.3       $144.2     $230.4     $189.4






Earnings
- --------
  North American Seed              $15.9        $14.3      $15.4      $14.1


  International Seed                 4.2          2.5        7.2        5.4


  Swine                              -           (0.4)       0.7       (1.3)


     Total operations              $20.1        $16.4      $23.3      $18.2




  General corporate expenses        (2.1)        (1.5)      (3.2)      (2.7)


  Net interest expense              (2.1)        (2.1)      (4.4)      (4.2)


     Earnings from continuing
     operations

       before income taxes          15.9         12.8       15.7       11.3


  Income tax provision               6.2          4.8        6.1        4.2


  Earnings from continuing           9.7          8.0        9.6        7.1
  operations

  Discontinued operations            -           (0.3)       -         (0.6)



Net Earnings                       $ 9.7        $ 7.7      $ 9.6      $ 6.5

- --------

- ------
Seed
- ----


North American and European sales and net earnings are primarily realized in the second and third fiscal quarters (December through May) and for that reason, the first six month's results should not be annualized. The best year-to-year comparison of seed results from these two markets is a combined total of the second and third quarters for the years compared.


 North American Seed
 -------------------


 North American seed segment earnings for the first six months of fiscal 1996 were $1.3 million higher than a year ago. Second quarter earnings in fiscal 1996 followed a similar trend and were $1.6 million higher than the same quarter of fiscal 1995. Revenues through February, 1996 increased $33.6 million or 29 percent from the same period of the prior year. Higher corn volume, reflecting greater demand for DEKALB's corn product line, and increased soybean shipments, combined with higher prices for both products, were the main reasons for the improvement in revenues.

 Partly offsetting the revenue increases were both higher unit corn cost and greater operating expenses. Corn costs climbed more than $5.00 per unit in fiscal year 1996. The previous year's cost per unit benefited from an above-target crop resulting from excellent growing conditions. Additionally, Fiscal year 1996 corn unit cost was negatively affected by adverse planting and growing conditions during the 1995 summer production season together with increased winter production costs. DEKALB's expanded sales efforts and a continued emphasis on research and development resulted in higher operating costs for the first six months of fiscal year 1996, a trend which the Company expects will continue for the remainder of the year.

 International Seed
 ------------------


 International seed segment earnings for the first six months of fiscal year 1996 were $1.8 million higher than a year ago due to improved results in Argentina and Mexico. Higher Argentine corn volume combined with an increased corn and sunflower margins per unit were the main reasons for the improvement. Fiscal 1995 results included losses in Mexico due to the effects of devaluation of the peso, which was not a factor in the first six months of fiscal year 1996.

 Revenues in the second quarter of fiscal year 1996 increased 23 percent from the same period of the prior year. Higher revenues were largely attributable to Argentine corn sales volume and price increases. Increases in Argentine corn sales volume occurred primarily during the second quarter of the current fiscal year because planting was delayed by drought conditions during the first quarter of this year. The second quarter of fiscal year 1995 included a loss in Mexico due to the devaluation of the peso, which was not a factor in the second quarter of fiscal year 1996.

Swine
- -----


Swine segment results for the first six months of fiscal year 1996 were $2.0 million higher than a year ago. Average market hog prices in fiscal year 1996, which increased more than $9.00 per hundred-weight from fiscal year 1995, contributed to the earnings improvement. Soft demand for commercial boars and gilts resulting from unfavorable industry economic conditions continued to challenge DEKALB's swine segment operations.

General
- -------


The increase in general corporate expenses over last year was largely the result of enhanced employee benefits.

The effective tax rate increased from 38 percent in the first six months of fiscal 1995 to 39 percent for the same period in fiscal 1996. The principal factor causing the increase was the loss of tax credits for research and development expenditures previously allowed by law, but presently pending congressional action, which were partly offset by the impact of improved equity earnings in Mexico. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

On January 31, 1996, DEKALB entered into a series of agreements with Monsanto Company, (Monsanto), including an agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to reach the market over the next three years.

Subsequent to the end of the second quarter, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 80,907 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 65.00 and 378,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $65.00. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company has risen to over 5.6 million from about 5.2 million.

The cash received from Monsanto for the sale of equity served to strengthen DEKALB's balance sheet. Debt to equity is expected to be reduced significantly. On a pro forma basis at the end of the second quarter, the cash infusion would have reduced the relationship of debt to equity from 46 percent to 41 percent absent any reduction of debt. DEKALB intends to invest the additional cash in growth opportunities including research programs and production facility upgrades.

Monsanto also acquired 1,723,738 shares of DEKALB's publicly traded Class B Stock in a separate cash tender offer at a price of $71.00 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto during March, 1996, the first payment under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.


Financial Position
- ------------------


During the first half of fiscal 1996, net cash flow from operations increased $30.3 million compared to the same period a year ago. Successful early cash discount programs in the North American seed business generated substantially greater amounts of cash during the current fiscal year. Cash outflow for investing activities was higher in the first six months of fiscal year 1996 due to expenditures for capital improvements for Argentine and North American seed production facilities and investments in seed related intellectual property.

Cash requirements for the first six months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 1998 and a $10 million facility available through November 26, 1996. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

   -------
   ---------





                        DEKALB GENETICS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
             (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                   February    February
                                                     1996        1995

Revenues                                            $230.4      $189.4
Cost of revenues                                     123.5        97.9


        GROSS MARGIN                                 106.9        91.5

Selling expenses                                      43.0        36.3
Research and development cost                         26.3        22.9
General and administrative expense                    15.8        13.8


        OPERATING EARNINGS                            21.8        18.5

Interest expense, net of interest income of $0.3
in 1996                                               (4.4)       (4.2)
   and $0.2 in 1995
Other expense, net                                    (1.7)       (3.0)


Earnings from continuing operations before income     15.7        11.3
taxes
Income tax provision                                   6.1         4.2


Earnings from continuing operations                    9.6         7.1
Discontinued operations                               -           (0.6)


NET EARNINGS                                          $9.6        $6.5




   Earnings per share from continuing operations      $1.80       $1.36
   Discontinued operations                              -         (0.11)

   NET EARNINGS PER SHARE                             $1.80       $1.25



   DIVIDENDS PER SHARE                                $0.40       $0.40


The accompanying notes are an integral part of the financial statements.

                       DEKALB GENETICS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
              (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                    February     February
                                                      1996         1995

Revenues                                             $180.3       $144.2
Cost of revenues                                       95.1         71.1


     GROSS MARGIN                                      85.2         73.1

Selling expenses                                       35.5         29.8
Research and development cost                          21.1         17.9
General and administrative expense                      9.8          7.9


     OPERATING EARNINGS                                18.8         17.5

Interest expense, net of interest income of $0.1
  in 1996 and 1995                                     (2.1)        (2.1)
Other expense, net                                     (0.8)        (2.6)


Earnings from continuing operation before income       15.9         12.8
taxes
Income tax provision                                    6.2          4.8


Earnings from continuing operations                     9.7          8.0
Discontinued operations                                  -          (0.3)

NET EARNINGS                                           $9.7         $7.7




     Earnings per share from continuing operations     $1.81        $1.54
     Discontinued operations                            -           (0.06)

     NET EARNINGS PER SHARE                            $1.81        $1.48



     DIVIDENDS PER SHARE                               $0.20        $0.20


 The accompanying notes are an integral part of the financial statements.



                       DEKALB GENETICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995 AND AUGUST 31, 1995
                          (DOLLARS IN MILLIONS)
                                             February    February    August

                                               1996        1995       1995

                                                 (Unaudited)


Current assets:
  Cash and cash equivalents                   $15.0        $0.8       $3.0
  Notes and accounts receivable, net of
allowance for
    doubtful accounts of $3.6 at February      79.9        82.4       57.6
29, 1996, $2.2 at
    February 28, 1995, and $2.7 at August
31, 1995
   doubtful accounts of $3.6 at February
29, 1996, $2.2 at
   February 28, 1995, and $2.7 at August       79.7        82.4       57.6
31, 1995
  Inventories (Note 2)                        112.7       119.5      106.0
  Deferred income taxes                         4.7         4.3        4.7
  Other current assets                          5.1         9.0        3.7


     Total current assets                     217.2       216.0      175.0

Investments in and advances to related          3.6         3.6        3.9
companies
Intangible assets                              42.8        40.6       40.0
Other assets                                    5.6         8.1        4.3
Property, plant and equipment, at cost        247.8       235.6      240.0
  Less accumulated depreciation and          (143.2)     (138.9)    (140.2)
amortization


     Net property, plant and equipment        104.6        96.7       99.8


Total assets                                 $373.8      $365.0      $323.0



Current liabilities:
  Notes payable                               $28.6       $36.0      $42.8
  Accounts payable, trade                      34.5        31.9        6.7
  Other accounts payable                       25.2        28.2       15.6
  Other current liabilities                    49.2        43.9       29.5


     Total current liabilities                137.5       140.0       94.6

Deferred compensation and other credits         6.1         6.2        5.8
Deferred income taxes                          11.1        10.4       11.3
Long-term debt, less current maturities        85.0        85.0       85.0

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
     Common, Class A; authorized  5,000,000     0.1         0.1        0.1
shares
     Common, Class B; authorized 15,000,000     0.4         0.4        0.4
shares
  Capital in excess of stated value            81.6        80.5       80.9
  Retained earnings                            59.8        50.1       52.3
  Currency translation adjustments (Note 3)    (5.4)       (5.3)      (5.0)


                                              136.5       125.8      128.7
     Less treasury stock, at cost              (2.4)       (2.4)      (2.4)


Total shareholders' equity                    134.1       123.4      126.3


Total liabilities and shareholders' equity   $373.8      $365.0      $323.0






 The accompanying notes are an integral part of the financial statements.


                  DEKALB GENETICS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28,
                             1995
                     (DOLLARS IN MILLIONS)
                          (UNAUDITED)

                                          February    February
                                            1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $9.6         $6.5
  Adjustments to reconcile net income to
net cash
     flow from operating activities:
     Depreciation and amortization            5.4          5.4
     Equity (earnings) loss, net of          (0.2)         1.9
dividends
     Other                                    5.4          6.5

  Changes in assets and liabilities:
     Receivables                            (22.9)       (38.6)
     Inventories                            (11.8)       (27.1)
     Other current assets                    (1.4)        (1.7)
     Accounts payable                        37.4         40.5
     Accrued expenses                        14.1         12.8
     Other assets and liabilities             4.8          3.9


  Net cash flow from operating               40.4         10.1
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and           (9.9)        (5.7)
equipment
  Proceeds from sale of property, plant       0.3          0.6
and equipment
  Other                                      (3.5)         0.4


  Net cash flow from investing              (13.1)        (4.7)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments made on debt           (14.2)        (9.1)
  Dividends paid                             (2.1)        (2.0)
  Other                                       0.7          0.3


  Net cash flow from financing              (15.6)       (10.8)
activities

  Net effect of exchange rates on cash        0.3          -


  Net increase in cash and cash              12.0         (5.4)
equivalents
  Cash and cash equivalents August 31         3.0          6.2


  Cash and cash equivalents at the end      $15.0         $0.8
of February



Supplemental Cash Flow Information
  Cash paid (refunded) during the period
for:
                           Income taxes     $(0.7)        $1.3
                           Interest          $7.2         $4.2

 The accompanying notes are an integral part of the financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------



                           (Unaudited)
                           -----------



1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at August 31, 1995 is included herein as part of the condensed consolidated financial statements.

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

2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                        February     February      August
                                          1996         1995         1995

Commercial seed                          $ 99.8       $109.3       $ 95.3
Swine                                       8.0          7.3          7.6
Supplies and other                          4.9          2.9          3.1

                                         $112.7       $199.5       $106.0

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------


                           (Unaudited)
                           -----------

                           (continued)



3.Effective in fiscal 1995, the Company accounts for translation of foreign currency in countries formerly considered hyperinflationary in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation." Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity. The following summarizes the activity in the translation adjustment account:

                                               (In millions)
                                               -------------

                                         February         February
                                           1996             1995

Balance at September 1                     $(5.0)           $(2.7)
Translation (loss)                          (0.4)            (2.6)

Balance at end of February                 $(5.4)           $(5.3)

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


5.On April 28, 1995, the Company sold its poultry operation to Central Farm of America, Inc., an affiliate of Toshoku, Ltd., for $12.5 million in cash. Accordingly, the poultry business is reported as a discontinued operation and the consolidated financial statements for the first six months of fiscal year 1995 were reclassified to report separately the net assets and operating results of the business. The Company's operating results for the prior year have been restated to reflect continuing operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                  (Unaudited)
                                  -----------

                                  (continued)

6.On January 31, 1996, the Company entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to reach the market over the next three years.

  Subsequent to the end of the second quarter, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 80,907 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 65.00 and 378,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $65.00. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company has risen to over 5.6 million from about 5.2 million.

  Monsanto also acquired 1,723,738 shares of DEKALB's publicly traded Class
  B Stock in a separate cash tender offer at a price of $71.00 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, the first payment under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

  The Investment Agreement, among other things: (i) provides Monsanto with the right, for one year after the closing under the Investment Agreement (the ``Closing''), to purchase in the market additional Class B Stock so long as the total Common Stock owned by Monsanto does not exceed 40% of the Common Stock outstanding at such time, (ii) restricts the ability of Monsanto to transfer securities of DEKALB; (iii) provides DEKALB under specified circumstances with a right of first refusal in respect of certain proposed transfers by Monsanto of securities of DEKALB; (iv) limits for ten years, subject to certain exceptions, the ability of Monsanto to acquire additional securities of DEKALB; (v) requires DEKALB to provide notice to Monsanto of certain transactions in order to provide Monsanto with the opportunity to propose an alternative transaction to DEKALB; and (vi) prohibits Monsanto from engaging in specified activities.

  The Investment Agreement also provides that after the Closing Monsanto will be entitled to nominate one member for election to DEKALB's Board of Directors, and that Monsanto may nominate for election in January, 1997 an additional member to DEKALB's Board. DEKALB is obligated to support any such nominations made in accordance with the terms of the Investment Agreement. The Investment Agreement further provides that, during any period in which Monsanto is entitled to nominate one or more members to DEKALB's Board, DEKALB will use all reasonable efforts to assure that there be at least three members of its Board who are independent of DEKALB, Monsanto and certain large holders of Class A Stock.

                             Part II

                        OTHER INFORMATION
                        -----------------


Item 1.   Legal Proceedings
- ---------------------------


    The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

Item 4.        Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------------


    The annual meeting of stockholders of the Company was held on Tuesday, January 16, 1996. The stockholders elected five directors and the votes were cast as follows:

                                     For          Withheld
                                     ---          --------


          Allan Aves                 651,431      11,547
          Douglas C. Roberts         651,134      11,844
          Paul H. Hatfield           651,431      11,547
          Virginia Roberts Holt      651,106      11,872
          Tod R. Hamacheck           651,431      11,547
    `
          There were no abstentions or broker non-votes.

    With 618,252 votes cast in favor, 38,071 votes against and 6,655 abstentions, on a motion by Allan Aves and seconded by Richard O. Ryan, the following resolution was adopted:

    Resolved, that the amendment to the DEKALB Genetics Corporation Long-Term Incentive Plan which is set forth in the Notice of Annual Meeting of Stockholders of Class A Common Stock and the Proxy Statement be, and it hereby is approved.



Item 6.        Exhibits and Reports on Form 8-K                    Page
- -----------------------------------------------                    ----


(a) Exhibit 11 -
    Computation of Net Earnings per Common and Common Equivalent Shares for the six months ended February 29, 1996 and February 28, 1995 and for the six
    months ended February 29, 1996 and February 28, 1995.          15-16

(b) Reports on Form 8-K - In a report filed on Form 8-K dated February 1,
                 1996, the Company reported a definitive agreement for a long-term research and development collaboration with Monsanto Company in the field of agricultural biotechnology, particularly corn seed.

                 In a report filed on Form 8-K dated February 22, 1996, the Company reported it was granted a patent for marker technology used to predict yields of corn germplasm.

                 In a report filed on Form 8-K dated March 12, 1996, the Company reported that DEKALB Genetics and Monsanto completed equity sale as part of a long-term research collaboration.


                            SIGNATURE
                            ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DEKALB Genetics Corporation
                     ---------------------------

Date:  April 10, 1996     Thomas R. Rauman
      --------------- -----------------------

                     (Signature)
                     Thomas R. Rauman
                     Vice President-Finance,
                     Chief Financial Officer

                               EXHIBIT 11
                               ----------


                 COMPUTATION OF NET EARNINGS PER COMMON
                      AND COMMON EQUIVALENT SHARE
    For the six months ended February 29, 1996 and February 28, 1995

                                                February       February
                                                  1996           1995

PRIMARY EARNINGS PER SHARE:
  Shares
  ------


     Average shares outstanding                 5,194,719      5,151,754

     Net average additional shares
outstanding
     assuming dilutive stock options
exercised
     and proceeds used to purchase treasury
stock
     at average market price                      148,572         72,799


     Average number of common and common
     equivalent shares outstanding              5,343,291      5,224,553



  Net Earnings
  ------------
     Net earnings for primary earnings per     $9,591,693     $6,534,000
share



  Primary Earnings Per Share                        $1.80          $1.25

                               EXHIBIT 11
                               ----------


                 COMPUTATION OF NET EARNINGS PER COMMON
                      AND COMMON EQUIVALENT SHARE
   For the three months ended February 29, 1996 and February 28, 1995

                                                February       February
                                                  1996           1995

PRIMARY EARNINGS PER SHARE:
  Shares
  ------


     Average shares outstanding                 5,199,999      5,154,976

     Net average additional shares
outstanding
     assuming dilutive stock options
exercised
     and proceeds used to purchase treasury
stock
     at average market price                      156,920         65,621


     Average number of common and common
     equivalent shares outstanding              5,356,919      5,220,597



  Net Earnings
  ------------
     Net earnings for primary earnings per     $9,688,029     $7,727,000
share



  Primary Earnings Per Share                        $1.81          $1.48