Form 10-Q
period 1996-05-31
DEKALB GENETICS CORP
filed 1996-07-12
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC  20549




                                   FORM 10-Q



(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- ------

       Exchange Act of 1934

       For the nine month period ended May 31, 1996 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities
- -------
       Exchange Act 1934

       For the transition period from                 to
                                      ---------------    ---------------





                        Commission file number:  0-17005

                          DEKALB GENETICS CORPORATION
                   -----------------------------------------

             (Exact name of registrant as specified in its charter)
            Delaware                                 36-3586793
- -------------------------------         ----------------------------------

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  3100 Sycamore Road, DeKalb, Illinois  60115
                  -------------------------------------------

                    (Address of principal executive offices)

                                  815-758-3461
        ---------------------------------------------------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   --------  -------



            Title of class                   Outstanding as of May 31, 1996
- ---------------------------------------      ------------------------------

Class A Common, no par value                   2,405,289
Class B Common, no par value                  14,638,959




Exhibit index is located on page 2
Total number of pages 16

                          DEKALB GENETICS CORPORATION

                                     INDEX


                                                                 Page No.
                                                                 --------


Part I - Financial Information (Unaudited except for the
 Condensed Consolidated Balance Sheet as of August 31, 1995):

 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                            3-5

 Condensed Consolidated Statements of Operations for the nine
 months ended May 31, 1996 and 1995                                     6

 Condensed Consolidated Statements of Operations for the three
 months ended May 31, 1996 and 1995                                     7

 Condensed Consolidated Balance Sheets, May 31, 1996 and 1995
 and August 31, 1995                                                    8

 Condensed Consolidated Statements of Cash Flows for the nine
 months ended May 31, 1996 and 1995                                     9

 Notes to Condensed Consolidated Financial Statements               10-12

Part II - Other Information                                         13-14

 EXHIBIT 11 - Computation of Net Earnings per Common and Common     15-16
 Equivalent Share for the nine months ended May 31, 1996 and 1995 and for the three months ended May 31, 1996 and 1995.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Net earnings for the first nine months of fiscal 1996 were $18.2 million ($1.12 per share) compared with $11.9 million ($0.76 per share) in the same period of the prior year. Earnings from continuing operations were $7.5 million higher (70 percent) in fiscal year 1996. The company declared a three-for-one stock split to holders of record on May 10, 1996 with shares being distributed on May 24, 1996; thus, earnings per share and all other share amounts have been restated to reflect a tripling in the number of shares outstanding.

North American seed earnings improved by 52 percent, reflecting higher corn and soybean sales volumes attributed to increased planted acreage and growing product demand. Corn unit margins were lower, however, due to increased unit production costs. Higher earnings from the international seed segment were due to higher corn and sunflower sales volumes in Argentina and the absence of devaluation losses in Mexico as occurred in fiscal year 1995. Swine segment earnings for fiscal 1996 improved $1.5 million over fiscal 1995. Market hog prices rebounded significantly, but were partly offset by lower breeding stock sales resulting from an unfavorable hog\corn price ratio for producers.

Consolidated revenues in fiscal 1996 were $367.4 million compared with $294.3 million the prior year, up 25%. Third quarter revenues exceeded prior year by $32.1 million, up 31%. The main reasons for increased revenues, for both the year-to-date and third quarter, were higher North American and Argentine corn sales volumes and selling prices.

Fiscal year 1996 third quarter earnings from continuing operations were $5.0 million or 139 percent higher than the same period a year ago. Contributing to the improvement were higher North American and Argentine corn volumes partly offset by lower swine breeding stock volumes and higher corporate expenses.

           Quarterly Industry Segment Revenues and Earnings
           ------------------------------------------------

                              In Millions
                              -----------

                              (Unaudited)
                              -----------

                                Third Quarter           Year-to-Date


                               May         May         May       May
                              1996        1995         1996     1995


- ---


Revenues
- --------


  North American Seed       $105.5      $ 75.5      $254.6    $191.0


  International Seed          20.9        17.6        78.6      67.7


  Swine                       10.6        11.8        34.2      35.6


     Total revenues         $137.0      $104.9      $367.4    $294.3



Earnings
- --------


  North American Seed       $ 15.6      $  6.3      $ 31.0    $ 20.4


  International Seed           2.4         2.9         9.6       8.3


  Swine                       (0.6)       (0.1)        0.1      (1.4)


     Total operations         17.4         9.1        40.7      27.3




  General corporate           (1.9)       (0.8)       (5.1)     (3.4)
expenses

  Net interest expense        (1.4)       (2.4)       (5.8)     (6.7)


     Earnings from
continuing operations

       before income taxes    14.1         5.9        29.8      17.2


  Income tax provision         5.5         2.3        11.6       6.5
  Earnings from continuing     8.6         3.6        18.2      10.7
operations

  Discontinued operations:


     Gain/(Loss) from          -           0.1         -        (0.5)
operations, net of tax

     Gain on disposition,      -           1.7         -         1.7
net of tax

Net Earnings                $  8.6      $  5.4      $ 18.2    $ 11.9








- ------
Seed
- ----


 North American Seed
 -------------------


 North American seed segment earnings for the first nine months of fiscal 1996 were $10.6 million higher than a year ago. Revenues through May, 1996 increased $63.6 million or 33 percent from the same period of the prior year. Higher corn volume, reflecting an increase in planted acreage and greater demand for DEKALB's corn product line, together with increased soybean volume and higher prices for both products, were the main reasons for the improvement in revenues.

 Partly offsetting the revenue increases were higher unit corn costs and greater operating expenses. Corn unit costs climbed more than $5.00 per unit in fiscal 1996 as a result of adverse planting and growing conditions during the 1995 summer production season, together with increased winter production costs. The previous year's cost per unit benefited from an above-target crop resulting from excellent growing conditions in the summer production of 1994. DEKALB's expanded sales efforts and a continued emphasis on research and development resulted in higher operating expenses in fiscal 1996.

 Third quarter revenues were $30.0 million or 40% higher than the previous year's third quarter revenues. Higher corn volumes and corn and soybean prices were the main reasons for the increase. The $9.3 million third quarter earnings increase included the receipt of $4.0 million revenues, the first payment from Monsanto as part of the ten-year research collaboration agreement, which was partly offset by $0.4 million of related expenses.

 International  Seed
 -------------------


 International seed segment earnings for the first nine months of fiscal year 1996 were $1.3 million higher than a year ago due to improved results in Argentina and Mexico. Higher Argentine corn volume combined with increased corn and sunflower margins per unit were the main reasons for the improvement. Fiscal 1995 results included losses in Mexico due to the effects of devaluation of the peso, which was not a factor in the first nine months of fiscal 1996.

 Revenues in the third quarter of fiscal year 1996 increased 19 percent from the same period of the prior year. Higher revenues were largely attributable to Argentine corn sales volume and price increases.

Swine
- -----


Swine segment earnings for the first nine months of fiscal year 1996 were improved by $1.5 million compared with fiscal year 1995. Average market hog prices in fiscal year 1996, which increased more than $8.00 per hundred-weight from fiscal year 1995, contributed to the earnings improvement. Unfavorable industry conditions have resulted in lower breeding stock sales volume.

General
- -------


The increase in general corporate expenses over the prior year was largely the result of enhanced employee benefits, and higher bonus accruals and consulting expenses.

The company declared a three-for-one stock split to holders of record May 10, 1996 with shares being distributed May 24, 1996. Following the split, the quarterly cash dividend was adjusted to seven cents per share, an increase of five percent.

The stock split is reflected in the following discussion. All share numbers and prices are stated on a post-split basis.

On January 31, 1996, DEKALB entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a long-term research and development collaboration in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to begin reaching the market over the next three years.

During the third quarter, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 242,721 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to approximately 17.0 million from about 15.6 million.

The cash received from Monsanto for the sale of equity served to strengthen DEKALB's balance sheet. The cash infusion reduced the relationship of debt to capital from 46 percent at the end of the second quarter to 37 percent for the third quarter, which included a debt reduction of $14.3 million. DEKALB intends to invest the additional cash in growth opportunities including research programs and production facility upgrades.

Monsanto also acquired 5,171,214 shares of DEKALB's publicly traded Class B Stock in a separate cash tender offer at a price of $23.67 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto during March, 1996, the first payment under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

Financial Position
- ------------------


During the first nine months of fiscal 1996, net cash flow from operations increased $38.8 million compared to the same period a year ago. Successful early cash discount programs in the North American seed business generated substantially greater amounts of cash during the current fiscal year. Cash outflow for investing activities was higher in the first nine months of fiscal year 1996 due to expenditures for capital improvements for Argentine and North American seed production facilities and investments in seed related intellectual property.

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


                           DEKALB GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995
                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            May         May
                                                            1996       1995

Revenues                                                  $367.4      $294.3
Cost of revenues                                           192.0       148.5


        GROSS MARGIN                                       175.4       145.8

Selling expenses                                            70.0        60.9
Research and development cost                               44.4        38.3
General and administrative expense                          25.7        20.9


                                                           140.1       120.1

        OPERATING EARNINGS                                  35.3        25.7

Interest expense, net of interest income of $0.6 in 1996
   and $0.3 in 1995                                         (5.8)       (6.7)
Other income (expense), net                                  0.3        (1.8)


Earnings from continuing operations before income taxes     29.8        17.2
Income tax provision                                        11.6         6.5


Earnings from continuing operations                         18.2        10.7

Discontinued operations:
     Loss from operations, net of tax                        -          (0.5)
     Gain on disposition, net of tax                         -           1.7


NET EARNINGS                                              $ 18.2      $ 11.9



   Earnings per share from continuing operations          $  1.12     $  0.68
   Discontinued operations                                   -           0.08

   NET EARNINGS PER SHARE                                 $  1.12     $  0.76



   DIVIDENDS PER SHARE                                    $  0.203    $  0.20


   The accompanying notes are an integral part of the financial statements.



                        DEKALB GENETICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
               (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                            May        May
                                                           1996       1995

Revenues                                                 $137.0     $104.9
Cost of revenues                                           68.4       50.6


     GROSS MARGIN                                          68.6       54.3

Selling expenses                                           26.8       24.7
Research and development cost                              17.5       14.7
General and administrative expense                          9.7        7.1

                                                           54.0       46.5

     OPERATING EARNINGS                                    14.6        7.8

Interest expense, net of interest income of $0.3 in 1996
  and $0.1 in 1995                                         (1.4)      (2.4)
Other income, net                                           0.9        0.5


Earnings from continuing operations before income taxes    14.1        5.9
Income tax provision                                        5.5        2.3
Earnings from continuing operations                         8.6        3.6

Discontinued operations:
  Earnings from operations, net of tax                      -          0.1
  Gain on disposition, net or tax                           -          1.7


NET EARNINGS                                             $  8.6     $  5.4




     Earnings per share from continuing operations       $  0.51    $  0.23
     Discontinued operations                                -          0.11


     NET EARNINGS PER SHARE                              $  0.51    $  0.34



     DIVIDENDS PER SHARE                                 $  0.07    $  0.067


  The accompanying notes are an integral part of the financial statements.




                                 DEKALB GENETICS CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          MAY 31, 1996 AND 1995 AND AUGUST 31, 1995
                                    (DOLLARS IN MILLIONS)
                                                               May         May        August

                                                               1996        1995        1995

                                                                 (Unaudited)


Current assets:
  Cash and cash equivalents                                 $  1.7     ($  2.5)     $  3.0
  Notes and accounts receivable, net of allowance for
   doubtful accounts of $4.2 at May 31, 1996, $2.4 at
   May 31, 1995, and $2.7 at August 31, 1995                 139.0       109.8        57.6
  Inventories (Note 2)                                        69.2        89.6       106.0
  Deferred income taxes                                        4.7         4.3         4.7
  Other current assets                                         6.0         4.0         3.7


     Total current assets                                    220.6       205.2       175.0

Investments in and advances to related companies               3.8         2.9         3.9
Intangible assets                                             42.2        40.3        40.0
Other assets                                                   6.2         3.6         4.3
Property, plant and equipment, at cost                       252.5       237.5       240.0
  Less accumulated depreciation and amortization            (144.9)     (139.7)     (140.2)
     Net property, plant and equipment                       107.6        97.8        99.8


Total assets                                                $380.4      $349.8      $323.0



Current liabilities:
  Notes payable                                             $ 14.3      $ 59.7      $ 42.8
  Accounts payable, trade                                      5.7         3.4         6.7
  Other accounts payable                                      26.9         7.2        15.6
  Other current liabilities                                   61.1        52.6        29.5


     Total current liabilities                               108.0       122.9        94.6

Deferred compensation and other credits                        6.3         5.6         5.8
Deferred income taxes                                         11.2         9.0        11.3
Long-term debt, less current maturities                       85.0        85.0        85.0

Commitments and contingent liabilities (Note 4)

Shareholders' equity:
  Capital stock:
     Common, Class A; authorized 15,000,000 shares             0.2         0.1         0.1
     Common, Class B; authorized 45,000,000 shares             1.5         0.4         0.4
  Capital in excess of stated value                          109.6        80.8        80.9
  Retained earnings                                           66.0        54.5        52.3
  Currency translation adjustments (Note 3)                   (5.0)       (6.0)       (5.0)

                                                             172.3       129.8       128.7

     Less treasury stock, at cost                             (2.4)       (2.5)       (2.4)
Total shareholders' equity                                   169.9       127.3       126.3


Total liabilities and shareholders' equity                  $380.4      $349.8      $323.0


          The accompanying notes are an integral part of the financial statements.



                          DEKALB GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              May         May
                                                              1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES                        $18.2       $11.9
  Net earnings
  Adjustments to reconcile net income to net cash
     flow from operating activities:
     Depreciation and amortization                            8.2         8.2
     Equity (earnings) loss, net of dividends                (0.6)        1.7
     Other                                                    7.4        11.0

  Changes in assets and liabilities:
     Receivables                                            (82.6)      (66.0)
     Inventories                                             30.0        (1.2)
     Other current assets                                    (2.3)        0.6
     Accounts payable                                        10.2        (9.0)
     Accrued expenses                                        25.4        18.7
     Other assets and liabilities                             3.1         2.3


  Net cash flow from operating activities                   $17.0      ($21.8)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                (13.4)       (9.7)
  Proceeds from sale of property, plant and equipment         0.4         0.8
  Other                                                      (3.2)       10.0


  Net cash flow from investing activities                  ($16.2)      $ 1.1

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing debt                                  -          14.6
  Principal payments made on short term debt                (28.5)        -
  Dividends paid                                             (3.1)       (3.1)
  Sale of equity                                             27.7         -
  Other                                                       1.1         0.5


  Net cash flow from financing activities                  ($ 2.8)      $12.0

  Net effect of exchange rates on cash                        0.7         -


  Net decrease in cash and cash equivalents                  (1.3)       (8.7)
  Cash and cash equivalents August 31                         3.0         6.2


  Cash and cash equivalents at the end of May               $ 1.7      ($ 2.5)



Supplemental Cash Flow Information

  Cash paid during the period for:
                           Income taxes                     $ 4.2       $ 5.0
                           Interest                         $ 6.9       $ 6.7

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

2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                          May         May        August
                                          1996        1995        1995

Commercial seed                         $ 54.6      $ 78.6      $  95.3
Swine                                      8.9         7.8          7.6
Supplies and other                         5.7         3.2          3.1

                                        $ 69.2      $ 89.6      $ 106.0



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

                                                     (In millions)
                                                     -------------

                                                    May         May
                                                    1996        1995

Balance at September 1                             ($5.0)      ($2.7)
Translation (loss)                                   -          (3.3)

Balance at end of May                              ($5.0)      ($6.0)



  Aggregate exchange gains and losses arising from the translation of foreign currency transactions in other than the functional currency of the particular entity are included in income.


4.The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position. Additional information in
  Part II, Other Information, Item 1 - Legal Proceedings.

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

  During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. The three-for-one stock split to shareholders of record on May 10, 1996 is reflected in the following share and price information. Monsanto purchased from DEKALB 242,721 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company has risen to over 17.0 million from about 15.6 million.

  Monsanto also acquired 5,171,214 shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at a price of $23.67 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, the first payment under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

  The Investment Agreement, among other things: (i) provides Monsanto with the right, for one year after the closing under the Investment Agreement (the ``Closing''), to purchase in the stock market additional Class B Stock so long as the total Common Stock owned by Monsanto does not exceed 40% of the Common Stock outstanding at such time, (ii) restricts the ability of Monsanto to transfer securities of DEKALB; (iii) provides DEKALB under specified circumstances with a right of first refusal in respect of certain proposed transfers by Monsanto of securities of DEKALB; (iv) limits for ten years, subject to certain exceptions, the ability of Monsanto to acquire additional securities of DEKALB; (v) requires DEKALB to provide notice to Monsanto of certain transactions in order to provide Monsanto with the opportunity to propose an alternative transaction to DEKALB; and (vi) prohibits Monsanto from engaging in specified activities.

  Pursuant to the Investment Agreement, Robert T. Fraley, president of the Ceregen unit at Monsanto Co., was named to the board of directors of DEKALB Genetics Corporation at the April, 1996 board of directors meeting.

  The Investment Agreement also provides that Monsanto may nominate for election in January, 1997 an additional member to DEKALB's Board. DEKALB is obligated to support any such nominations made in accordance with the terms of the Investment Agreement. The Investment Agreement further provides that, during any period in which Monsanto is entitled to nominate one or more members to DEKALB's Board, DEKALB will use all reasonable efforts to assure that there be at least three members of its Board who are independent of DEKALB, Monsanto and certain large holders of Class A Stock.

7.Certain other expenses have been reclassified to operating expenses. These reclassifications had no effect on net earnings.

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

    The company is also the plaintiff in various legal actions. The most significant of these actions have been filed by the Company in federal district court in the Northern District of Illinois and allege infringement of one or two of the Company's biotechnology related patents. The patents involved are U.S. Patent #5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins and U.S. patent #5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants. In each such case the Company has asked the Court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Lawsuits were initially filed on April 30, 1996 against Pioneer Hi-Bred International, Inc., Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. A similar lawsuit was filed against Northrup King Co. on June 10, 1996. In addition, the Company and two subsidiaries of Mycogen are parties to a declaratory judgment action filed by the Mycogen subsidiaries in San Diego, California on April 30, 1996 regarding the same issues involved in the Company's action against Mycogen. The declaratory judgment action is being transferred to federal district court in the Northern District of Illinois. There can be no assurance that the Company will prevail in any of the actions described in this paragraph.


Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------


A special meeting of stockholders of the Company was held on Tuesday, May 21, 1996 to consider a proposed amendment to the Company's Restated Certificate of Incorporation to, among other things, effect a three-for-one split of the Company's Class A Common Stock and the Company's Class B Common Stock.

674,165 shares of Class A Common Stock were cast in favor of the amendment,
- -0- votes were cast against and there were 35 abstentions. 3,920,661 shares of Class B Common Stock were cast in favor of the amendment, 940 votes were cast against and there were 6,782 abstentions.

- ------


Item 6.        Exhibits and Reports on Form 8-K                            Page
- -----------------------------------------------                            ----


(a) Exhibit 11 -

    Computation of Net Earnings per Common and Common Equivalent Shares
    for the nine months ended May 31, 1996 and 1995 and for the three
    months ended May 31, 1996 and 1995.                                    15-16

(b) Reports on Form 8-K - In a report filed on Form 8-K dated March 12, 1996, the Company reported that DEKALB Genetics and Monsanto completed equity sale as part of a long-term research collaboration.

                            SIGNATURE
                            ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DEKALB Genetics Corporation
                     ---------------------------




Date:  July 11, 1996      Thomas R. Rauman
      --------------  -----------------------

                     (Signature)
                     Thomas R. Rauman
                     Vice President-Finance,
                     Chief Financial Officer


                                     EXHIBIT 11
                                     ----------


                       COMPUTATION OF NET EARNINGS PER COMMON
                             AND COMMON EQUIVALENT SHARE
                   For the nine months ended May 31, 1996 and 1995

                                                            May              May
                                                           1996             1995

PRIMARY EARNINGS PER SHARE:
  Shares
  ------


     Average shares outstanding                           16,020,515       15,473,192

     Net average additional shares outstanding
     assuming dilutive stock options exercised
     and proceeds used to purchase treasury stock
     at average market price                                 161,661           82,784


     Average number of common and common
     equivalent shares outstanding                        16,182,176       15,555,976



  Net Earnings
  ------------
     Net earnings for primary earnings per share         $18,172,000      $11,886,000



  Primary Earnings Per Share                                   $1.12            $0.76






                                     EXHIBIT 11
                                     ----------


                       COMPUTATION OF NET EARNINGS PER COMMON
                             AND COMMON EQUIVALENT SHARE
                  For the three months ended May 31, 1996 and 1995

                                                            May              May
                                                           1996             1995

PRIMARY EARNINGS PER SHARE:
  Shares
  ------


     Average shares outstanding                           16,690,225       15,509,051

     Net average additional shares outstanding
     assuming dilutive stock options exercised
     and proceeds used to purchase treasury stock
     at average market price                                 189,626           96,521


     Average number of common and common
     equivalent shares outstanding                        16,879,851       15,605,573



  Net Earnings
  ------------
     Net earnings for primary earnings per share          $8,581,000       $5,351,000



  Primary Earnings Per Share                                   $0.51            $0.34

