Form 10-K
period 1996-08-31
DEKALB GENETICS CORP
filed 1996-10-09
CIK 835015

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-K



(Mark One)

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----

      Act of 1934

      For the fiscal year ended August 31, 1996 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act 1934

      For the transition period from               to
                                        ----------    ------




                       Commission file number :  0-17005

                          DEKALB GENETICS CORPORATION
                          ---------------------------

             (Exact name of registrant as specified in its charter)
               Delaware                        36-3586793
---------------------------------- ------------------------------

(State or other jurisdiction of incorporation or organization)        (I.R.S.
       Employer Identification No.)

   3100 Sycamore Road, DeKalb, Illinois  60115                   815-758-3461
-----==========================================             -------------------

     (Address of principal executive offices)     (Registrant's telephone
       number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:      Title of Class
                                                                 --------------

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
Yes           X     No
          ---------      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----------------------------------------


The aggregate market value of all Common Stock held by non-affiliates was $520,295,948 based upon the closing price on the NASDAQ National Market System on September 30, 1996. (The officers and directors of the registrant are considered affiliates for purposes of this calculation.)

As of September 30, 1996, 2,415,197 shares of the registrant's Class A Common Stock and 14,659,593 shares of the registrant's Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the annual shareholders' meeting are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS
-----------------


(a) DEKALB Genetics Corporation (`DEKALB'' or the ``Company'') is engaged in the development of products of major importance to two segments of modern agriculture--seed (corn, soybeans, sorghum, alfalfa and sunflower) and hybrid swine breeding stock. DEKALB operates two business segments, one through the seed division of the Company (``DEKALB Seed'') and one through its wholly-owned subsidiary, DEKALB Swine Breeders, Inc. (``DEKALB Swine'').

  DEKALB conducts major research and development programs on those genetically determined traits which are of primary importance to the profitability of a farmer's production. The Company develops primary or inbred lines through a process of observation, evaluation and selection for further breeding of those plants or swine which exhibit improved performance in certain traits. These primary or inbred lines, when mated or crossed to other primary or inbred lines, will pass on to their progeny the improved performance in those traits for which the primary or inbred lines were selected. Additionally, a fundamental genetic principle--called heterosis, or hybrid vigor--is generally utilized. Heterosis occurs when the progeny of genetically dissimilar parents have certain performance characteristics which are superior to those of either parent.

  DEKALB uses these principles of genetic selection and heterosis to provide products for the modern day agricultural industry. The Company also develops production and management techniques to complement the performance potential which resides in the genetic composition of its products.

  In addition, DEKALB uses biotechnology to improve hybrid performance. Using gene techniques, researchers are able to incorporate genes from any source to create new, value added traits such as herbicide resistance, insect resistance, and improved nutritional quality. DNA marker techniques enable resreachers to correlate field performance with genetic makeup thereby giving them an improved ability to breed for desired product characteristics.

  DEKALB is a Delaware corporation which was organized on June 15, 1988. It succeeded to the genetics businesses of DEKALB Corporation which was originally founded in 1917.

(b) Industry Segment and Geographic Area Information is included in Part II, Item 8, Footnotes R and N of the financial statements.

(c) The following narrative describes the businesses of each segment and other general matters of the Company.

SEED
----


DEKALB Seed, headquartered in DeKalb, Illinois, engages in the research and development of hybrid corn, varietal soybean, hybrid sorghum, hybrid sorghum-sudangrass and hybrid sunflower seed. The Company contracts with growers to produce the seeds of such plants and markets them under the DEKALB brand. It also markets varietal alfalfa and other forage mixtures.

RESEARCH AND DEVELOPMENT.  Crop producers are very conscious of product
------------------------

performance and respond to new, improved products. As a research-based company, DEKALB commits significant resources (approximately 12 percent of DEKALB Seed consolidated worldwide revenues in fiscal year 1996) to the research and development of improved products. Total worldwide research and development expenditures by DEKALB Seed were $40.9 million, $36.7 million and $34.9 million for fiscal years 1996, 1995 and 1994, respectively.

DEKALB Seed operates an integrated, worldwide research and development effort, conducted at 66 research locations and 461 testing sites around the world, with 36 research locations and 306 test sites in the United States and Canada. Worldwide, it has 35 corn breeding programs, six sorghum breeding programs, three soybean breeding programs, and three sunflower breeding programs. Throughout the world new hybrids and varieties are evaluated annually, and in the United States and Canada alone there are over 1,033,000 performance test plots. DEKALB Seed has a biotechnology research facility in Mystic, Connecticut, which includes a laboratory, greenhouse and general office and represents approximately 15 percent of total research and development spending for fiscal year 1996.

PRODUCTS.  In 1996, sales of hybrid corn seed represented approximately 68
--------

percent of DEKALB Seed consolidated worldwide revenues. Corn is the primary feed grain grown in the United States and has a seed market value of approximately $1.7 billion in the United States and $4.5 billion worldwide, the largest of any agricultural seed. Corn is planted under a wide variety of conditions which affect its growth and yield, including the length of the growing season (which is primarily determined by latitude and altitude), water availability, soil, climate and insect and disease challenges. To respond to this variety of conditions, DEKALB Seed has developed high yielding corn plants with different relative characteristics in terms of maturity (the time from planting to harvest), dry down (the time it takes for corn to dry to harvest standards), grain quality, standability (the strength of roots and stalks), insect and disease resistance, plant and ear height and tolerance to drought and other stresses.

Soybean acreage in the United States is third behind corn and wheat acreage, and in fiscal year 1996 the sale of soybean seed represented approximately 18 percent of DEKALB Seed consolidated worldwide total revenues. DEKALB Seed has developed high-yielding soybean varieties with characteristics differing on the basis of maturity, tolerance to disease, seedling emergence, standability of the plant, and resistance to shattering (the premature opening of the bean pod).

DEKALB Seed produces both grain and forage types of hybrid sorghum seed. In fiscal year 1996, sales of hybrid sorghum seed represented approximately 6 percent of DEKALB Seed consolidated worldwide revenues. The grain sorghum product line is planted by farmers to produce a high-quality feed grain, approaching the value of corn. The DEKALB Seed research effort continues to focus on developing hybrids which possess consistently high yields, resistance to lodging and greenbug attacks and drought tolerance, because more than 80 percent of the crop is grown under semi-arid rainfall conditions.

DEKALB Seed is able to serve the requirements of several sunflower seed markets through development of a range of hybrids. These hybrids exhibit high yield, high oil content, a range of maturities, standability and disease resistance. Currently, sunflower seeds are marketed primarily in Argentina, France, Italy, and China. Sunflower seed sales represented three percent of DEKALB Seed consolidated worldwide revenues in 1996.

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

Soybeans, on the other hand, are not hybrids. Farmers frequently retain and use a part of their crop as seed in the year following harvest. Thus, there is a reduced market as well as lower profit margin potential for commercial soybean seed. The Plant Variety Protection Act, a law governing the use of proprietary soybean varieties, limits the quantity of seed a grower may retain and should improve future prospects for capturing the benefits of soybean research investment.

DEKALB Seed also produces and sells SUDAX(R) brand sorghum-sudangrass and sells alfalfa. SUDAX(R) brand is a hybrid cross of sorghum and sudangrass, producing a plant suitable for pasturing animals or multiple cuttings for forage or hay. Alfalfa is used as animal feed, primarily for dairy and feeder cattle. Alfalfa is a perennial, as it will re-emerge for many seasons without additional seeding.

Production of hybrid seed is subject to the risk of the environment. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by farmers. Weather is the biggest variable. Wet weather at planting time, lack of moisture during the growing season, hot weather at pollination time and frost before the crop is mature can all adversely affect DEKALB Seed's supply and unit costs. For these reasons, DEKALB Seed has its production facilities spread geographically and frequently utilizes irrigation to minimize some of these risks.

MARKETING.  In the United States, DEKALB Seed markets seed from coast to coast,
---------

through a large network of about 7,000 independent farmer-dealers, distributors and farm stores who resell to approximately 121,000 farmers.

There are approximately 300 companies engaged in the production and marketing of agricultural seed, resulting in intense competition. DEKALB Seed estimates that the top two -- Pioneer Hi-Bred International, Inc. of Des Moines, Iowa and DEKALB Seed -- accounted for approximately 55 percent of 1996 United States seed corn sales, and that the next seven companies have a combined market share of nearly 23 percent. DEKALB Seed is the second largest seller of corn seed with a market share of approximately 11 percent and is one of the largest sellers of soybean and sorghum seed in the United States. Competition for sales of seed to farmers involves factors such as relative product performance, price, marketing and promotional programs, technical support, customer relationships and the effectiveness of the sales force. DEKALB Seed management believes it competes favorably with respect to all these factors.

INTERNATIONAL OPERATIONS.  The international seed business has similar risks and
------------------------

competition as the United States seed business, plus the added risks of different political environments and currency fluctuations. From its initial activities in 1959, the international seed business unit of DEKALB Seed has expanded to most areas of the world where corn, sorghum, soybean, alfalfa and sunflower are grown.

DEKALB Seed, directly or indirectly, operates wholly-owned subsidiaries in Argentina, Canada, Italy, and Austria and has a 51% owned subsidiary in Colombia and a 49% owned affiliate in Mexico. In addition, foreign-based companies in major agricultural markets have been licensed to produce and market DEKALB seed. Thus, local production and marketing is carried out in more than 20 countries worldwide. The agreements with these foreign affiliates provide for the development, production and sale of hybrids and varieties adapted to meet local market preferences. International revenues through consolidated subsidiaries totaled over $80 million in 1996. In addition, it is estimated that DEKALB brand seed sales through non-consolidated foreign affiliates and licensees totaled approximately $145 million.

SEASONALITY.  Production, sale and distribution of seed follows a seasonal
-----------

pattern. In North America, DEKALB Seed normally grows its seed supply in the summer, and it is harvested, conditioned and bagged in the months of September through January. The dealers' sales effort takes place in the fall, and generally about three-fourths of farmers' seed orders are placed by December 1st. Deliveries of seed corn occur principally in the late winter and spring, during the Company's second and third fiscal quarters. Sales revenue is recognized upon shipment of seed. Returns of unsold seed occur, in most cases, during the fourth fiscal quarter. At the time sales are recorded, DEKALB Seed provides for estimated returns based upon historical experience and current weather conditions. During each of the past three years, approximately 60 percent and 40 percent of North American seed revenues were recorded in the second and third fiscal quarters, respectively. Cash collections also follow a seasonal pattern, as the majority of dealers remit cash in advance of their first due date in June in order to earn discounts for early payment. Approximately two-thirds of DEKALB Seed's cash outflow in North America occurs in the months of December through April and includes payments to independent farmers who have contracted to produce DEKALB Seed products.

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

PATENTS AND APPLICATIONS.  Patents, trademarks, United States Plant Variety
------------------------

Protection Act Certificates, foreign plant registrations and licenses to use genetic material and/or intellectual property are growing in importance, generally, to the industry and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, an increasing number of patents that have been issued to the Company in the area of biotechnology are considered to be a key success factor in order to commercialize genetically engineered products in the future and to provide the potential for the Company to enter into license agreements with third parties. DEKALB Seed is expected to incur legal expenses associated with the ongoing enforcement of its patents.

DEKALB Seed's policy is to fully protect its inventions, discoveries and intellectual property. (See Item 3 - Legal Proceedings.) DEKALB Seed has obtained numerous U.S. patents, Plant Variety Protection Act Certificates, and foreign registrations.

SWINE
-----


DEKALB Swine, headquartered in DeKalb, Illinois, engages in the research and development of hybrid swine breeding stock and markets such hybrid breeding swine and related management services to hog producers in both domestic and international markets.

RESEARCH AND DEVELOPMENT.  Through genetic research and development, male and
------------------------

female lines of swine have been developed which are unique to DEKALB Swine. These DEKALB Swine lines undergo continual genetic improvement through research which includes an ongoing process of observation, testing, statistical analysis and selection for further breeding of only those animals exhibiting improvement in economically important traits.

DEKALB Swine's research and development expenditures were $6.7 million, $5.8 million and $6.4 million for fiscal years 1996, 1995 and 1994, respectively.

PRODUCTS AND PROGRAMS.  Domestically, DEKALB Swine generates breeding stock
---------------------

sales and license revenues from five principal programs (Specific Cross(R) Program, hybrid boar rotation, Custom Genetics(R) Program, crossing farms, and artificial insemination centers) through which it markets hybrid breeding swine and semen.

Internationally, DEKALB Swine licenses or sells primary lines to third parties for the production of breeding stock in the foreign country under trademark licenses and technical agreements.

DEKALB Swine's secondary product is market hogs, which are a by-product of the production of breeding animals and represents about 50 percent of total revenues. Because DEKALB Swine produces a consistent and high quality product, this market hog by-product is generally sold by DEKALB Swine at a premium above major slaughter market averages.

MARKETING.  In the United States, DEKALB Swine sells breeding stock to
---------

approximately 1,000 customers who fall into two broad categories. First, larger hog producers represent a major market for DEKALB Swine's products. As the number of hog producers has declined by 50 percent over the past ten years to approximately 183,000 hog farms, these larger producers represent a growing share of hog production, and an increasing percentage of DEKALB Swine's breeding stock sales. Larger producers purchase boars or boar semen and either purchase gilts, or in many cases, operate an in-house `crossing farm'' and pay DEKALB Swine fees by licensing DEKALB great-grandparent or grandparent lines to produce their own grandparents or gilts. Second, DEKALB Swine's smaller customers primarily purchase DEKALB Swine boars and generally retain gilts from their own herds.

Internationally, DEKALB Swine currently licenses or sells swine breeding stock to distributors in six foreign countries. Those distributors sell offspring to several hundred local customers.

------
COMPETITION.  In the United States, DEKALB Swine competes with seven national
-----------

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

GENERAL
-------


On August 31, 1996, DEKALB had approximately 1,900 employees.

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

DEKALB has available various credit facilities which include a revolving line of credit. The revolving credit agreement provides for a $50 million line of credit for general corporate purposes, and has a required step-down to $20 million for one day during each year.

DEKALB Swine's production and sales patterns are such that working capital needs are relatively stable.

The operations of DEKALB are subject to various state and federal environmental and safety laws, rules and regulations. Certain of the facilities of DEKALB are also subject to state and federal environmental protection laws, rules and regulations. Management of DEKALB believes that the Company is in compliance, in all material respects, with applicable environmental and safety laws, rules and regulations and that such compliance has not had any material adverse effect on its operations or financial condition.

ITEM 2.  PROPERTIES
-------------------


In both its seed and swine businesses, DEKALB property consists primarily of foundation genetic material and the property, buildings and related equipment for research, production, distribution and marketing.

DEKALB Seed headquarters personnel occupy a 73,000 square foot office building and DEKALB Swine headquarters personnel occupy a 15,000 square foot office building, both of which are located in DeKalb, Illinois and are owned by the Company. In July, 1996 an additional 52,000 square foot facility was purchased which DEKALB plans to fully occupy by December, 1997. DEKALB Seed also owns facilities in DeKalb, Illinois that are used for seed research and other seed operations.

DEKALB Seed owns or leases 36 facilities in the United States and 21 outside of the United States at which research functions are performed, 26 seed production and foundation locations in the United States and seven outside the United States, and two seed warehouses in the United States. DEKALB Seed owns or leases 13 sales offices, all in the United States, plus a biotechnology research facility in Mystic, Connecticut.

DEKALB Swine owns 18 research, foundation and production farms and 9 genetic evaluation stations. Thirteen of the farms, as well as an office and modern feed mill, are located in Seward and Meade Counties, Kansas and nearby Beaver and Texas Counties, Oklahoma. Three farms are located near the corporate headquarters in DeKalb, Illinois with two additional farms near Lubbock, Texas.

DEKALB believes its facilities are adequate to serve its needs and that if additional facilities are required as the business expands, DEKALB will be able to acquire or lease such facilities on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

The Company is also the plaintiff in various legal actions. The most significant of these actions have been filed by the Company in federal district court in the Northern District of Illinois and allege infringement of one or up to five of the Company's biotechnology related patents. The patents involved are U.S. patent no. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins, U.S. patent no. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants, U.S. patent nos. 5,538,880 and 5,538,899 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn and U.S. patent no. 5,550,318 directed to transgenic corn plants containing a bar or pat gene. In each such case the Company has asked the Court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Lawsuits were initially filed on April 30, 1996 against Pioneer Hi-Bred International, Inc., Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. A similar lawsuit was filed against Northrup King Co. on June 10, 1996. In addition, the Company sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996 and filed against several AgrEvo entities on August 27, 1996. There can be no assurance that the Company will prevail in any of the actions described in this paragraph.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


No matters were submitted to the vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Corporate officers are elected annually by the Board of Directors.

                                                                           Age
                                                                           ---


Bruce P. Bickner...........................................................53
Chairman of the Board, Chief Executive Officer and Director of the Company Mr. Bickner has served as Chairman of the Board, Chief Executive Officer and Director of the Company during the past five years. He was Chairman of the Board and Chief Executive Officer of DEKALB Energy Company until
January, 1992, when he was elected to the additional position of President. He relinquished the titles of President and Chief Executive Officer in November, 1992. He resigned from all positions with DEKALB Energy Company upon the sale of the Company in May, 1995.

Richard O. Ryan.............................................................54
President, Chief Operating Officer and Director of the Company
Mr. Ryan has served as President, Chief Operating Officer and Director of the Company during the past five years.

Richard T. Crowder..........................................................57
Senior Vice President, International of the Company
Mr. Crowder served as Under Secretary, U.S. Department of Agriculture until July, 1992 at which time he was appointed Executive Vice President and General Manager, Armour Swift Eckridge. He remained in that position until he was elected Senior Vice President, International of the Company in October, 1994.

Thomas R. Rauman............................................................48
Vice President, Finance and Chief Financial Officer of the Company
Mr. Rauman was elected Vice President, Finance, Chief Financial Officer and Treasurer of the Company in January, 1993. He relinquished the position of Treasurer in July, 1993. He was Vice President and Controller of DEKALB Energy Company until January, 1992, when he was elected Vice President, Finance, Chief Financial Officer and Treasurer. He resigned from all positions with DEKALB Energy Company in December, 1992.

John H. Witmer, Jr..........................................................56
Senior Vice President, General Counsel and Secretary of the Company
Mr. Witmer has served as Senior Vice President, General Counsel and
Secretary of the Company during the past five years.  He served as Senior
Vice President, General Counsel and Secretary of DEKALB Energy Company until he relinquished the title of Senior Vice President and was elected
Vice President in November, 1992. He resigned from all positions with DEKALB Energy Company upon the sale of the Company in May, 1995.

Catherine J. Mackey.........................................................41
Vice President, Research of the Company
Ms. Mackey served as Director Discovery Research of the Company until September 1995 at which time she was elected Vice President, Research.

John H. Pfund...............................................................49
Vice President, Research of the Company
Mr. Pfund served as Associate Director of Research of the Company until November 1994 at which time he was appointed Research Director. He served in that position until September 1995 at which time he was elected Vice President, Research.

Janis M. Felver.............................................................49
Controller and Chief Accounting Officer of the Company
Ms. Felver served as Assistant Controller of the Company until January,
1995 at which time she was elected Controller and Chief Accounting Officer.

Roy L. Poage................................................................64
President, DEKALB Swine Breeders, Inc.
Mr. Poage has served as President of DEKALB Swine Breeders during the past five years.

Each officer of DEKALB Genetics Corporation has been elected to serve as such until the next annual election of officers of DEKALB (expected to occur in January, 1997) or until his successor is elected.

                                  PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------


A.As of September 30, 1996 there were approximately 650 record holders of Class
  A Common Stock and approximately 1,400 record holders of Class B Common Stock. Class B shares are currently traded on the NASDAQ/NMS under the trading symbol SEEDB. There is no established public trading market for Class A shares.

B  Common Stock Data*        1st       2nd       3rd       4th
 .                            Qtr.      Qtr.      Qtr.      Qtr.


   1996
     Dividends per share    $ .067    $ .067    $ .07     $ .07

   Market price    - Low    $         $         $         $
   range                    13.33     14.79     22.33     24.88
                   -        $         $         $         $
                   High     16.50     23.17     29.42     33.63

   1995
     Dividends per share    $ .067    $ .067    $ .067    $ .067

   Market price   - Low    $ 9.25    $ 8.17    $ 9.67    $
   range                                                  12.83
                  -        $         $ 9.92    $         $
                  High      10.96               12.58     14.92

   *All share numbers and prices have been adjusted to reflect the three-for-one split of the Common Stock to holders of record May 10, 1996.

ITEM 6 - SELECTED FINANCIAL                  Years Ended August 31 -
---------------------------
                                     (Dollars in millions, except per share
DATA
----
                                                    amounts)


                                  1996      1995      1994      1993      1992

OPERATIONS Revenues:
DATA        North American Seed  $ 259.8   $ 199.9   183.8     $ 162.7 $176.8
            International Seed   80.6      72.1       63.7      69.6     64.6
            Swine                47.1      47.4       52.7      45.1     44.5


            Total Operating      $ 387.5   $ 319.4   $ 300.2   $ 277.4  285.9
           Revenues

           Pre-Tax Earnings
           (Loss):
            North American Seed  $ 30.9    $ 22.3    $ 14.7    $ 5.2    $10.0
            International Seed   10.0       7.6        8.0       3.3      9.9
            Swine                 0.2      (0.9)       5.7       3.0      4.6
            Interest, corporate  (13.0)    (13.9)    (13.2)    (14.1)   (10.7)
           and other

           Earnings before
           income taxes and
            discontinued         28.1      15.1       15.2      (2.6)    13.9
           operations
           Income tax provision  11.1       5.6        4.6      (3.4)     4.4
           (benefit)
           Earnings before       17.0       9.5       10.6       0.8      9.5
           discontinued
           operations
           Discontinued           -         1.2        -         0.9      0.8
           operations


           Net earnings          $ 17.0    $ 10.7    $ 10.6    $ 1.7     10.3




PER SHARE  Primary earnings per  $ 1.03    $ 0.69    $ 0.68    $ 0.11    $0.67
           share (1)
DATA (5)   Fully diluted          -         -          -         -        -
           earnings per share
           (2)
           Dividends per share   $ 0.273   $ 0.267   $ 0.267   $ 0.267   $0.267


FINANCIAL  Return on average     11.5%      8.6%       9.0%      1.5%     9.1%
           equity
DATA       Current ratio          2.18      1.85       1.75      1.70     2.22
           Working capital       $ 102.7   $ 80.4    $ 68.9    $ 67.7   $86.0
           Net property, plant   $ 119.5   $ 99.8    $ 95.7    $ 87.8   $83.5
           and equipment
           Total Assets          $ 363.3   $ 323.0   $ 315.2   $ 313.0 $302.1
           Long-term debt        $ 85.0    $ 85.0    $ 85.0    $ 85.2   $90.1
           Total debt to         33.5%     50.3%      51.8%     55.0%    49.7%
           capitalization
           Shareholder's equity  $ 168.6   $ 126.3   $ 121.3   $ 114.8 $117.9
           (3)
           Book value per common $ 9.89    $ 8.12    $ 7.86    $ 7.45    $7.67
           share

GENERAL    Avg. shares
           outstanding for        16,573    15,586    15,504    15,456   15,404
           primary
           earnings per share
           (4)
           Avg. shares
           outstanding for fully  -         -          -         -       16,596
           diluted
           earnings per share
           (4)
           Number of employees     1,882     1,828     1,927     2,015    2,091

           (1) Primary earnings per common share for fiscal 1992 - 1996 are calculated by dividing net earnings by the average number of common and common equivalents (stock options) shares outstanding during those fiscal years.
           (2) Fully diluted earnings per share in 1992 and 1993 assume conversion of a convertible subordinated zero coupon note which was convertible into shares of Class B Common Stock. In 1992, the calculation was antidilutive and in 1993 - 1995, the calculation was not applicable.
           (3) Gains and losses resulting from translation (except in foreign countries experiencing hyperinflation) are reflected as an adjustment to shareholders' equity.
           (4) Average shares outstanding are in thousands.
           (5) Per share data adjusted to reflect the three-for-one stock split.

ITEM 7.                                                   MANAGEMENT'S
----------------------------------------------------------------------

     DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ------------------------------------------------------------------------


RESULTS OF OPERATIONS

Summary
-------


NOTE:
-----

The Company declared a three-for-one stock split to holders of record May 10, 1996 with shares being distributed on May 24, 1996. At the time of the stock split, the quarterly cash dividend was adjusted to seven cents per share, an increase of five percent. All share numbers and prices are stated on a post-split basis.

Net earnings for fiscal 1996 were $17.0 million ($1.03 per share) compared with $10.7 million ($0.69 per share) in fiscal 1995. Earnings from continuing operations were $7.5 million higher ($17.0 million versus $9.5 million) in fiscal 1996 than in fiscal 1995. The 79 percent increase was primarily due to higher North American corn and soybean sales volumes combined with higher corn sales volumes in Argentina, the net receipt of $3.3 million from the Monsanto collaboration agreement, and the absence of devaluation losses in Mexico which occurred in fiscal 1995. Swine segment earnings for fiscal 1996 improved $1.1 million over fiscal 1995. Market hog prices rebounded significantly, but were partly offset by lower breeding stock sales, reflecting a continuing soft demand for breeding stock that began in fiscal 1995.
Several significant transactions occurred in fiscal 1996. On January 31, 1996, DEKALB entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a long-term research and development collaboration in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-resistant corn products targeted to begin reaching the market over the next three years.

During the third quarter, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 242,721 newly issued shares of Class A (voting) Common Stock at a price per share of $21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to approximately 17.0 million from about 15.6 million.

In comparing fiscal 1995 with fiscal 1994, net earnings for fiscal 1995 were $10.7 million ($0.69 per share) compared with $10.6 million ($0.68 per share) in fiscal 1994. Earnings from continuing operations in fiscal 1995 were $9.5 million ($0.61 per share) compared with $8.9 million ($0.57 per share) in fiscal 1994, excluding an after-tax benefit in 1994 of $2.1 million ($.13 per share) related to the suspension of the defined benefit portion of the Company's retirement program. The seven percent increase in earnings from continuing operations was largely due to higher corn margins in the United States combined with higher sales volumes for each of the seed product lines in the United States. Swine earnings decreased substantially due to lower market hog prices and soft demand for breeding stock.

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

The fiscal 1994 suspension of the defined benefit portion of the retirement plan affected each of the segment's earnings. The benefit, after-tax, recognized by each segment was $1.7 million for North American seed and $0.2 million each for swine and corporate. In addition, in fiscal 1994, the Company adopted financial accounting standard No. 109 (SFAS), `Accounting for Income Taxes.'' The adoption of SFAS No. 109 resulted in the recognition of $0.4 million ($.03 per share) of deferred tax expense.

Fiscal 1996 revenues were $387.5 million, up over 21 percent from $319.4 million in fiscal 1995. North American seed revenues increased 30 percent and international seed revenues were up 12 percent while swine revenues decreased slightly. In fiscal 1995, North American seed revenues increased nine percent and international revenues were up by 13 percent, while swine revenues decreased nearly 10 percent from the previous year.

Fourth Quarter
--------------


The net loss in the fourth quarter of fiscal 1996 of $1.2 million ($0.07 per share) was comparable with the prior year fourth quarter loss of $1.2 million
($0.08 per share); however, the reasons differed from year to year.   The fiscal
1996 loss primarily reflected corporate and administrative expenses incurred in the fourth quarter. Similar expenses were incurred in the fourth quarter of fiscal 1995, but, in addition, higher seed earnings from late soybean sales were offset by higher interest expense when compared with fiscal 1996. Fiscal 1994 fourth quarter earnings of $1.2 million included the recognition of certain full year foreign royalties due to license contract revisions. Losses are more typical for DEKALB in the fourth quarter because that period primarily reflects corporate and interest expenses and adjustments related to estimated full year seed returns and expenses recorded in the previous nine months.

Full Year         Industry Segment Revenues and Pre-Tax Earnings
---------

                                 (in millions)

                             Years ended August 31
Revenues                       1996         1995       1994
--------                       ----         ----       ----

North American seed          $259.8        $199.9     $183.8
International seed             80.6          72.1       63.7
Swine                          47.1          47.4       52.7
                               ----          ----       ----


                             $387.5        $319.4     $300.2
                             ======        ======     ======

Pre-tax Earnings
----------------

North American seed           $30.9         $22.3      $14.7
International seed             10.0           7.6        8.0
Swine                           0.2          (0.9)       5.7
General Corporate              (6.9)         (5.4)      (5.7)
Expenses
Interest Expense, Net          (6.1)         (8.5)      (7.5)
                               -----         -----      -----

                              $28.1         $15.1      $15.2
                              =====         =====      =====

------
North American Seed
-------------------
Segment earnings for North American seed increased 39 percent from $22.3 million in fiscal 1995 to $30.9 million in fiscal 1996 as revenues rose nearly thirty percent from increased corn and soybean sales volumes. The earnings improvement continued the trend started in fiscal 1995 when North American seed earnings increased 52 percent while revenues increased nine percent over fiscal 1994.

Corn sales volume climbed 23 percent during fiscal 1996. Improved demand for DEKALB corn hybrids continued as North American corn market share rose one percentage point in fiscal 1996 to 11 percent, and as much as two to three percentage points in key Cornbelt areas. An increase of 12 percent in U.S. corn planted acreage also contributed to the volume increase. Fiscal 1996 corn margin decreased over $1.00 per unit. Average selling price increased six percent, which was more than offset by higher production costs. Corn unit costs rose almost $5.00 from the previous fiscal year due to adverse planting and growing conditions during the 1995 summer production season combined with higher winter production costs. Parly offsetting increased production cost was lower discard costs resulting from aggressive supply utilization.

In fiscal 1995, North American seed revenues were nine percent higher than a year earlier. An improved corn sales product mix resulted in a six percent increase in average corn selling price plus all five seed product lines experienced sales volume increases. Corn sales volume in the United States increased three percent despite a nine percent decrease in planted acreage in fiscal 1995. The resulting market share increase of over one percentage point was driven by higher sales in the Cornbelt. Corn margin also increased over $8.00 per unit. The combination of a higher average selling price due to a favorable product mix and a lower cost per unit caused the margin increase. Cost per unit decreased as the result of a large production crop harvested in the fall of 1994 following very favorable growing conditions during the preceding summer.

Soybean sales volume increased over seven percent in fiscal 1996 following a 16 percent increase in fiscal 1995 over fiscal 1994. The contribution of the soybean product line to segment earnings has continued to increase over the past three years as a result of growing sales volume.

Fiscal 1996 sorghum sales volume grew 15 percent as sorghum planted acreage expanded 40 percent from fiscal 1995. Farmers shifted to sorghum as a replacement for failed winter wheat crops and significantly better market prices, which made production more profitable. Increased demand for sorghum resulted in a tight supply of DEKALB hybrids.

In fiscal 1995, sorghum planted acreage fell for the third year in a row but DEKALB sales volume increased over six percent, following a two percent increase in fiscal 1994. Margin per unit decreased five percent in fiscal 1995 due to higher costs and a less favorable sales mix. Cost per unit increased in fiscal 1995 due to unfavorable production conditions.

International Seed
------------------


International seed segment earnings rose $2.4 million during fiscal 1996 to $10.0 million, compared with $7.6 million in the previous year. The primary factors were improved earnings from Latin America and Africa, partly offset by lower earnings in Europe.

Fiscal 1995 segment earnings for international seed were down slightly compared with fiscal 1994. Revenues were up 13 percent in fiscal 1995 due to increased sales volumes for all major products in Argentina plus higher export sales volume.

Latin American segment earnings in fiscal 1996 were significantly improved from the prior year. Results from Mexico were up $3.0 million from the previous year's loss which resulted, in part, from the devaluation of the peso. Higher sorghum selling prices combined with significant sales volume growth resulted in improved sorghum revenues. Sorghum planted acreage in Mexico increased by 63 percent which contributed to the higher sales volume. Argentine corn sales volume rose 14 percent in fiscal 1996 from the previous year as planted acreage increased 15 percent. Restricted Argentine corn supply resulted in a percentage point loss of market share.

In fiscal 1995, segment earnings from Latin America were mixed as earnings from Argentine operations increased and equity earnings from Mexico were lower. Argentine corn operations rebounded from the adverse growing conditions in fiscal 1994 and experienced higher average selling prices and sales volume in fiscal 1995. In Mexico, however, drought and the lack of agricultural credit due to the devaluation of the peso significantly reduced corn sales opportunities. In addition, seed corn production and discard costs were significantly above fiscal 1994 levels. The earnings decrease in Mexico more than offset the improvement in Argentina.

International operations in Africa benefited from increased royalty revenues, while operations in Asia captured additional market share in Japan, Korea, and China during fiscal 1996. Through licensing programs in Thailand, Indonesia, and Vietnam, the Company strengthened its market position with increased sales volumes.

The loss from company-owned operations in Italy was higher in fiscal 1996 while fiscal 1995 was nearly comparable with fiscal 1994. Fiscal 1996 suffered from a supply constraint of competitive corn products and from higher production costs. Royalty income from Western Europe was relatively unchanged in fiscal 1996 compared with fiscal 1995 when royalty income was up from the previous year.

------
World Wide Seed
---------------


Patents, trademarks, United States Plant Variety Protection Act Certificates, foreign plant registrations and licenses to use genetic material and/or intellectual property are growing in importance, generally, to the industry and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, an increasing number of patents that have been issued to the Company in the area of biotechnology are considered to be a key success factor in order to commercialize genetically engineered products in the future and to provide the potential for the Company to enter into license agreements with third parties. DEKALB Seed is expected to incur legal expenses associated with the ongoing enforcement of its patents.

Seed segment earnings will continue to be affected by a variety of factors in both domestic and international markets including the Company's relative product performance and competitive market position, weather conditions, commodity prices and trade policies.

Swine
-----


Fiscal 1996 swine segment results improved by $1.1 million from the loss of $0.9 million in fiscal 1995. The average market hog price received by DEKALB rebounded from $40.24 in fiscal 1995 to $48.78 in fiscal 1996. Partly offsetting market hog price improvements was lower breeding stock volume (down 21 percent), resulting in part from soft demand caused by an unfavorable hog\corn price ratio for producers.

A combination of lower market hog prices and soft demand for breeding stock led to a $6.6 million decrease in swine segment earnings in fiscal 1995 compared
with fiscal 1994.   Revenues decreased ten percent in fiscal 1995 compared with fiscal 1994 even though breeding stock sales volume increased 12 percent. Liquidation and consolidation of breeding herds following a significant drop in the market price during the fall and winter of fiscal 1995 led to weak demand for DEKALB male genetics. The average price received by DEKALB for market hogs fell over $7.50 per hundred weight ($40.24 in fiscal 1995 from $47.83 in fiscal
1994) or 16 percent. Market-driven prices caused revenues from the female line of the breeding stock business to be flat, even though sales volume increased in fiscal 1995.

The decrease in fiscal 1995 segment earnings compared to fiscal 1994 was almost entirely due to the drop in revenues because operating expenses were flat from year to year, excluding the benefit in fiscal 1994 related to the suspension of the defined benefit portion of the retirement program.

General
-------


The $1.5 increase in general corporate expenses over the prior year was largely the result of enhanced employee benefits, higher bonuses, and consulting expenses.

Net interest expense was $2.4 million lower in fiscal 1996 than fiscal 1995 . The cash received from Monsanto strengthened DEKALB's cash position and reduced the need for short term debt. Net interest expense increased $1.0 million in fiscal 1995 over fiscal 1994 as a result of higher borrowing rates.

The effective tax rate increased to 39.5% in fiscal 1996 from 37% in fiscal 1995. The main reason for the increase was the unavailability of research and development tax credits during most of fiscal 1996. Previously allowed research credits expired in June, 1995, and were not reinstated by the legislature until July, 1996. Tax expense increased $5.5 million due to higher pre-tax earnings and the higher tax rate.

In fiscal 1995, the effective tax rate increased to 37% from 27% in fiscal 1994. In fiscal 1994, tax expense reflected benefits from the previous year's international seed losses which were partially offset by the effects of adopting SFAS No. 109.

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

During the third quarter, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 242,721 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to over
17.0 million from about 15.6 million.

Monsanto also acquired 5,1771,214 shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at a price of $23.67 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, the first payment under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

Effective in fiscal 1995, the Company began accounting for the translation of foreign currency in countries formerly considered hyperinflationary in accordance with the Statement of Financial Accounting Standards No. 52 (SFAS No.
52), `Foreign Currency Translation.'' The change to SFAS No. 52 accounting combined with the devaluation of the Mexican peso resulted in a significant write-down of the Company's investment in its equity position in Mexico. The resulting translation adjustment of $3.1 million was recorded in the separately designated component of shareholders' equity.

The Company is required to adopt Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of, in fiscal 1997. The new accounting standard is expected to have no impact on the carrying value of the Company's long lived assets as of August 31, 1996.


FINANCIAL POSITION

Management believes its operating cash flow and existing credit facilities are sufficient to cover normal and expected working capital needs, dividends, capital expenditures and debt maturities.

Cash Flow
---------


In fiscal 1996, net cash flow from operating activities was $63.5 million higher than the previous year. Cash from Argentine customer deposits and the receipts generated from excellent U.S. and Argentine sales activity were up significantly. Net cash flow used by investing activities reflected the continued upgrade and expansion of seed production plants in the U.S. and Argentina.

Net cash flow from fiscal 1995 operating activities decreased $26.1 million from fiscal 1994. Increased cash was required in fiscal 1995 for the large seed crop produced in the summer of 1994. Company cash investments in fixed assets were partly offset by cash generated from the sale of its poultry business. The net result reduced cash required for investing activities by over $10.0 million compared with fiscal 1994.

Credit Facilities
-----------------


Genetics has various credit facilities and available lines of credit with several commercial banks, both domestic and foreign. Committed credit lines include a $50 million revolving credit facility and $20 million in credit facilities for a 364 day period.

The revolving credit agreement provides credit for general corporate purposes and is committed through December 31, 1998, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1996, tangible net worth was approximately $47.0 million in excess of the required minimum under the most restrictive of these covenants.

Genetics also has numerous uncommitted short term credit facilities available and draws upon them periodically. The available line of credit at August 31, 1996 was entirely unused.

Capital Expenditures
--------------------


The Company continued to upgrade and expand seed production plants in the United States and Argentina. Capital expenditures were $30.7 million in fiscal 1996, an increase of $15.3 million from the fiscal 1995 spending level of $15.4 million. Capital expenditures were $18.1 million in fiscal 1994. No additional swine facilities have been built since fiscal 1994.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated balance sheets of DEKALB Genetics Corporation (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DEKALB Genetics Corporation and subsidiaries as of August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Chicago, Illinois
October 4, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated statements of operations, cash flows and shareholders' equity of DEKALB Genetics Corporation for the year ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of DEKALB Genetics Corporation for the year ended August 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note L, effective September 1, 1993, the Company adopted the liability method of accounting for income tax. As discussed in Note A, the Company changed the accounting method of valuing its commercial seed inventories and retroactively restated all years presented.






COOPERS & LYBRAND L.L.P.


Chicago, Illinois
October 4, 1996

                      DEKALB GENETICS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS


for the years ended August 31 -
in millions except per share       Note     1996       1995      1994
amounts

Revenues                                   $          $         $
                                           387.5      319.4     300.2
Cost of revenues                           202.1      162.3     163.9

  Gross Margin                             185.4      157.1     136.3

Selling expense                             73.0       64.5      58.0
Research and development expense            47.6       42.5      41.3
General and administrative                  32.0       25.8      17.1
expense

                                           152.6      132.8     116.4

  Operating Earnings                        32.8       24.3      19.9


Interest expense, net               C       (6.1)      (8.5)     (7.5)
Other income (expense), net         C        1.4       (0.7)      2.8


Earnings from continuing
operations before income taxes
  and accounting change                     28.1       15.1      15.2
Income tax provision               A&L      11.1        5.6       4.2

Earnings from continuing
operations before cumulative
  effect of accounting change              $ 17.0     $ 9.5     $ 11.0


Discontinued Operations:
  Loss from operations, net of               -         (0.5)      0
tax
  Gain on disposition, net of tax            -          1.7       -


Earnings before cumulative effect          $ 17.0     $ 10.7    $ 11.0
of accounting change

Cumulative effect of accounting              -          -        (0.4)
change


NET EARNINGS                               $ 17.0     $ 10.7    $ 10.6



  Earnings per share from
continuing operations before
     cumulative effect of                  $ 1.03     $ 0.61    $ 0.71
accounting change

Discontinued Operations:
  Loss from operations, net of               -         (0.03)     -
tax
  Gain on disposition, net of tax            -          0.11      -


  Earnings per share before
cumulative effect of
     accounting change                     $ 1.03     $ 0.69    $ 0.71

  Cumulative effect of accounting            -          -        (0.03)
change


NET EARNINGS PER SHARE                     $ 1.03     $ 0.69    $ 0.68



DIVIDENDS PER SHARE                        $          $         $
                                             0.273      0.267     0.267


     The accompanying notes are an integral part of the financial statements.

                        DEKALB GENETICS CORPORATION
                        CONSOLIDATED BALANCE SHEETS



            at August 31 - in millions            Note      1996      1995

ASSETS      Current assets:
              Cash and cash equivalents             A     $ 23.3    $ 3.0
              Receivables, net                      D      54.6     57.6
              Inventories                           E      99.1     106.0
              Deferred income taxes               A & L     8.2      4.7
              Other current assets                          4.8      3.7



               Total current assets                       $ 190.0   $ 175.0


             Investments and advances                       5.0      3.9
             Intangible assets, net                 A      41.6     40.0
             Other assets                                   7.2      4.3
             Property, plant and equipment, net   A & F   119.5     99.8


               Total Assets                               $ 363.3   $ 323.0



LIABILITIES Current liabilities:
AND
SHAREHOLDER  Short-term debt                              $ -       $ 42.8
S' EQUITY
             Accounts payable, trade                       13.6      6.7
             Other accounts payable                        34.1     15.6
             Other current liabilities              G      39.6     29.5


               Total current liabilities                  $ 87.3    $ 94.6


            Deferred compensation and other                 7.1      5.8
            credits
            Deferred income taxes                 A & L    15.3     11.3
            Long-term debt                          I      85.0     85.0

               Total long-term liabilities                $ 107.4   $ 102.1


            Commitments and contingent              K
            liabilities

            Shareholders' equity:
             Capital stock:
             Common, Class A; no par value,:
            authorized 15,000,000 shares
               issued 2,403,580 for 1996 and                0.2      0.1
            772,942 for 1995
             Common, Class B; no par value,
            non-voting, authorized
               45,000,000 shares issued
            14,867,540
               for 1996 and 4,484,882 for 1995              1.5      0.4
             Capital in excess of stated value            109.7     80.9
             Retained earnings                             63.7     52.3
             Cumulative translation adjustment             (4.1)    (5.0)

                                                          171.0     128.7
             Less treasury stock, at cost:
            2,346 shares of Class A in 1995,
               and 219,603 and 73,201 shares of
            Class B in 1996 and 1995,                      (2.4)    (2.4)
               respectively.


               Total shareholders' equity                 $ 168.6   $ 126.3


               Total Liabilities and                      $ 363.3   $ 323.0
            Shareholders' Equity


 The accompanying notes are an integral part of the financial statements.



                    DEKALB GENETICS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the years ended
                                          August 31 - in millions


                                         1996      1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $ 17.0    $ 10.7     $ 10.6

 Adjustments to reconcile net income
to net cash
  provided by operating activities:
   Depreciation and amortization        11.3      11.1       10.8
   (Gain) on sale of fixed         (0.2)     (0.5)      (1.3)
assets
   Provision for losses on accounts      1.2       0.6        0.7
receivable
   Provision for deferred income         1.8       1.0        1.1
taxes
   Provision for inventory valuation     7.3      10.6       10.1
   Equity (earnings) loss, net of       (1.7)      1.0       (0.1)
dividends
   Cumulative effect of accounting       -         -          0.4
change
   Loss from discontinued operations     -         0.5        0
   Gain on disposition of                -        (1.7)       -
discontinued operations

                                        19.7      22.6       21.7
 Changes in assets and liabilities:
   Receivables                           1.9      (13.8)     (11.3)
   Other current assets                 (1.1)      0.6        -
   Inventories                          (0.5)     (17.2)      6.8
   Accounts payable                     25.2       2.7        8.3
   Accrued expenses                      8.2       1.6       (1.8)
   Current taxes payable                 1.8      (1.1)       -
   Deferred income taxes                (1.2)     (0.9)      (1.5)
   Other assets and liabilities         (0.8)      1.5        -

                                        33.5      (26.6)      0.5

     Net cash flow provided by          $ 70.2    $ 6.7      $ 32.8
operating activities


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and       (30.7)    (15.4)     (18.1)
equipment
 Proceeds from sale of property, plant   0.4       1.2        1.8
and equipment
 Acquisitions and investments           (3.2)      -          -
 Proceeds from sale of discontinued      -        12.5        -
operations
 Cash provided (used) by discontinued    -        (3.5)       0.4
operations


     Net cash flow used by investing    (33.5)    (5.2)      (15.9)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments made on debt        (42.8)    (2.3)      (10.1)
 Sale of equity                         27.6       -          -
 Dividends paid                         (4.3)     (4.2)      (4.1)
 Other capital transactions              1.3       0.8        0.2


     Net cash flow used by financing    (18.2)    (5.7)      (14.0)
activities


     Net effect of exchange rates on     1.8       1.0       (0.2)
cash


     Net increase (decrease) in cash    20.3      (3.2)       2.7
and cash equivalents
 Cash and cash equivalents, at the       3.0       6.2        3.5
beginning of the year


 Cash and cash equivalents, at the end  $ 23.3    $ 3.0      $ 6.2
of the year


Note:  Cash paid during the year for:
     Income taxes                       $ 7.6     $ 6.8      $ 3.3
     Interest                           $ 6.9     $ 8.7      $ 8.1

        The accompanying notes are an integral part of the
                       financial statements.

                              DEKALB GENETICS CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


at August 31-in millions            1996                1995                1994
except
shares in thousands           Dollars   Shares    Dollars   Shares    Dollars   Shares

Class A Common Stock

Balance, beginning of year    $ 0.1         773   $ 0.1     788       $ 0.1     841
 Exchange Class A for Class    -           (99)    -        (54)       -        (60)
B
 Stock options exercised       -             32    -        34         -         1
 Employee 401(k) stock plan    -             14    -         5         -         6
 Sale of equity to Monsanto    -             81    -         -         -         -
Company
 Three-for-one stock split
effected in the form           0.1        1,603    -         -         -         -
  of a 200% stock dividend

Balance, end of year          $ 0.2       2,404   $ 0.1     773       $ 0.1     788


Class B Common Stock

Balance, beginning of year    $ 0.4       4,485   $ 0.4     4,431     $ 0.4     4,371
 Exchange Class A for Class    -             99    -        54         -        60
B
 Sale of equity to Monsanto    0.1          378    -         -         -         -
Company
 Three-for-one stock split
effected in the form           1.0        9,906    -         -         -         -
  of a 200% stock dividend

Balance, end of year          $ 1.5      14,868   $ 0.4     4,485     $ 0.4     4,431


Capital in Excess of Stated
Value

Balance, beginning of year    $ 80.9              $ 80.1              $ 79.9
 Sale of equity to Monsanto   27.6                 -                   -
Company
 Stock options exercised       0.6                 0.6                 -
 Employee 401(k) stock plan    0.5                 0.1                 0.1
 Director Stock Option Plan    0.1                 0.1                 0.1

Balance, end of year          $ 109.7             $ 80.9              $ 80.1


Retained Earnings

Balance, beginning of year    $ 52.3              $ 45.8              $ 39.3
 Net Income                   17.0                10.7                10.6
 Cash dividends on common
stock ($0.273 per
  share in 1996, $0.267 per   (4.5)               (4.2)               (4.1)
share in 1995 and
  1994)
 Three-for-one stock split
effected in the form          (1.1)                -                   -
  of a 200% stock dividend

Balance, end of year          $ 63.7              $ 52.3              $ 45.8
Cumulative Translation
Adjustment

Balance, beginning of year    ($ 5.0)             ($ 2.7)             ($ 2.5)
 Translation gain/(loss)       0.9                (2.3)               (0.2)

Balance, end of year          ($ 4.1)             ($ 5.0)             ($ 2.7)


Treasury Stock

Balance, beginning of year    ($ 2.4)      (74)   ($ 2.4)   (73)      ($ 2.4)   (73)
 Stock options exercised      (0.1)         (2)   (0.2)     (7)        -         -
 Employee 401(k) stock plan    0.1            2    0.2       6         -         -
 Three-for-one stock split
effected in the form           -          (146)    -         -         -         -
  of a 200% stock dividend

Balance, end of year          ($ 2.4)     (220)   ($ 2.4)   (74)      ($ 2.4)   (73)


Total Shareholders' Equity    $ 168.6             $ 126.3             $ 121.3


       The accompanying notes are an integral part of the financial statements.

                          DEKALB Genetics Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ACCOUNTING POLICIES
-----------------------


PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the seed division (`DEKALB Seed'') and DEKALB Swine Breeders, Inc. (`DEKALB Swine''). The accounts of the DEKALB subsidiary in Argentina are included on the basis of its May 31 fiscal year, which more properly reflects the growing season in that country. Transactions between this date and the Company's fiscal year-end are not considered material.

The Company's investments in related companies (owned 50% or less), primarily in Mexico, are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate the Company's interest in the net assets of these related companies.

ACCOUNTING CHANGE - During the third quarter of fiscal 1994, the Company changed the accounting method of valuing its commercial seed inventories, previously valued using the last-in, first-out (LIFO) method, to average cost. The Company's planning, production and sales activities include the utilization of commercial seed inventories from more than one crop year. However, the use of the LIFO method, in effect, caused the matching of the most recent crop year's cost with current revenues. This caused significant commercial seed earnings volatility given year-to-year uncertainties such as crop size, yield and market prices. Therefore, the Company believes the average cost method of inventory valuation achieves a better matching of blended inventory costs with revenues and better reflects the utilization of commercial seed inventory units. The change in accounting method has been applied retroactively and financial information for all periods presented has been restated. In fiscal 1994, net earnings were $1.3 million ($.08 per share) higher as a result of the change.

INTANGIBLE ASSETS - Intangible assets consist primarily of the cost of purchased businesses in excess of market value of net assets acquired (goodwill). In accordance with company policy, DEKALB assesses recoverability and impairment of goodwill on an annual basis. DEKALB amortizes goodwill on a straight-line method over 40 years.

PROPERTY, PLANT AND EQUIPMENT - It is the policy of DEKALB to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method, based on expected lives, for buildings and equipment. Rates used for depreciation are determined separately for individual plants and locations and are based principally on the following expected lives: buildings - 12.5 to 33.5 years; equipment - 4 to 12.5 years; other - 3 to 20 years; and leasehold improvements - term of lease or useful life, whichever is shorter.

The cost and accumulated allowances for depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in `other income, net''.

INCOME TAXES - Effective September 1, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). `Accounting for Income Taxes.'' SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future book and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.
The adoption of SFAS 109 resulted in the recognition of $0.4 million, $.03 per share, of deferred tax expense. This amount was included as a charge to net earnings as the cumulative effect of change in accounting principle in the first quarter of fiscal 1994.

Deferred taxes arise principally from temporary differences between financial and tax reporting. The most significant of these differences are set forth in Note L. At August 31 of each year presented, United States income taxes were provided on undistributed earnings of non-U.S. subsidiaries.

                          DEKALB Genetics Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

FOREIGN CURRENCY TRANSLATION - Effective in fiscal 1995, the Company no longer considered certain countries hyperinflationary for purposes of applying Statement of Financial Accounting Standards No. 52 (SFAS No. 52), `Foreign Currency Translation.'' Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a component of shareholders' equity.

STATEMENT OF CASH FLOWS - DEKALB classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEFERRED LICENSING COSTS - The Company defers direct costs associated with company-owned swine licensed under the royalty program. Revenue recognition under a third party licensing agreement occurs, in part, at initiation of the license and, in future years, in the form of royalties from selected progeny. The costs deferred are direct costs, primarily feed and the labor to produce the swine. These costs are amortized in proportion to the estimated revenue from the license agreement. The average license period is 2.5 years. The amount of costs deferred in fiscal 1996 and 1995 were $3.0 million and $1.2 million, respectively.

EARNINGS PER SHARE - Primary earnings per share of common stock are calculated by dividing net earnings by the weighted average of common and common equivalent (stock options) shares outstanding during each fiscal year: 16,572,777, 15,585,582 and 15,503,882 in 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION - In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (`SFAS No. 123''), Accounting for Stock-Based Compensation, which is effective for fiscal 1997. Under this standard, companies may continue to use the intrinsic value methodology prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or may apply a fair value methodology used in SFAS No. 123. As the Company anticipates continuing to account for stock-based compensation using the intrinsic method, SFAS No. 123 will not have an impact on the Company's reported results of operations or financial position. The
Company plans to adopt the disclosure requirements of SFAS No. 123 effective with the 1997 fiscal year reporting.

NEW ACCOUNTING STANDARD - The Company is required to adopt Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, in fiscal 1997. The new accounting standard is expected to have no impact on the carrying value of the Company's long lived assets as of August 31, 1996.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



B.STOCK SPLIT  The company declared a three-for-one stock split to holders of record May 10, 1996 with shares being distributed on May 24, 1996. Following the split, the quarterly cash dividend was adjusted to seven cents per share, an increase of five percent.
               .

-------
---------



C.STATEMENT OF
  OPERATIONS DATA

                      for the years ended August 31 - in  1996            1995       1994
                      millions

(1)INTEREST EXPENSE,
   NET
                      Interest expense                   $ (8.3)         $ (9.6)   $
                                                                                   (8.2)
                      Interest income                       2.2             1.1     0.7


                       Interest Expense, net             ($ 6.1)         ($ 8.5)   ($ 7.5)



                      for the years ended August 31 - in  1996            1995       1994
                      millions

(2)OTHER INCOME,
   NET
                      Equity in net earnings of related   $ 1.7          ($ 1.0)   $ 1.5
                      companies
                      Gain on sale of fixed assets          0.2             0.5     1.3
                      All others, net                      (0.5)           (0.2)    -
                        Other income, net                 $ 1.4          ($ 0.7)   $ 2.8




                      for the years ended August 31 - in  1996            1995       1994
                      millions

(3)RESEARCH AND
   DEVELOPMENT
   EXPENSE
                      DEKALB Seed                        $ 40.9          $ 36.7    $ 34.9
                      DEKALB Swine                          6.7             5.8     6.4


                        Research and development expense $ 47.6          $ 42.5    $ 41.3



                       DEKALB GENETICS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





               at August 31 - in millions                 1996       1995

D.RECEIVABLES
               Trade accounts and notes                  $ 51.7    $ 53.2
               Employees                                    1.4       2.3
               Related companies                            0.8       1.3
               Other                                        4.3       3.5

                                                         $ 58.2    $ 60.3
               Less allowance for doubtful accounts         3.6       2.7


                 Receivables, net                        $ 54.6    $ 57.6







E.             at August 31 - in millions                 1996       1995
 INVENTORIES



               At lower of cost or market:
                 Commercial seed-average cost            $ 86.0    $ 95.3
                 Commercial swine-average cost              9.6       7.6
                 Supplies and other-principally first-      3.5       3.1
               in, first-out


                 Inventories                              $ 99.1   $ 106.0



                         DEKALB GENETICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





                   at August 31 - in millions                 1996       1995



F.PROPERTY, PLANT
 AND EQUIPMENT,
 NET (AT COST)     Land                                       $ 9.5      $ 9.2
                   Buildings                                   86.7       81.7
                   Equipment                                  134.7      127.2
                   Other                                       11.3       10.7
                   Construction in progress                    23.8       11.2

                                                              266.0      240.0
                   Less accumulated depreciation and          146.5      140.2
                   amortization


                     Property, plant and equipment, net      $ 119.5    $ 99.8
G.OTHER CURRENT    at August 31 - in millions                 1996       1995

  LIABILITIES

                   Current income taxes                       $ 2.0     $ 0.2
                   Payroll                                      8.3       5.2
                   Vacation                                     2.8       2.5
                   Pensions and other credits                   2.7       1.4
                   Insurance                                    2.5       2.2
                   Taxes, other than income                     4.4       6.5
                   Production costs                             7.2       4.3
                   Other                                        9.7       7.2


                     Other current liabilities               $ 39.6     $ 29.5





                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



H.FINANCIAL    During 1995, the Company adopted Statement of
  INSTRUMENTS  Financial Accounting Standards No. 119,
  AND RELATED ``Disclosures About Derivative Financial DISCLOSURES Instruments and Fair Value of Financial
               Instruments''. This statement in conjunction with Statement of Financial Accounting Standards No.
               107, ``Disclosures About Fair Value of Financial
               Instruments'' requires certain disclosures about the fair value of financial instruments, including derivative financial instruments for which it is practicable to estimate fair value.

               The following methods and assumptions were used to estimate the fair market value of each class of financial instrument.

               TRADE ACCOUNTS AND NOTES RECEIVABLE

               The carrying amount of the Company's trade accounts and notes receivable approximates market value.

               SHORT-TERM AND LONG-TERM DEBT

               Short-term debt represents borrowings against lines of credit with various banks. The weighted average interest rate on short-term borrowings for fiscal 1996 was approximately 6.5%. At August 31, 1996, committed lines of credit available to DEKALB included a $50 million revolving credit agreement and $16 million in credit facilities for a 364 day period.

               The revolving credit agreement provides credit for general purposes and is committed through December 31, 1998, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1996, tangible net worth was approximately $47.0 million in excess of the required minimum under the most restrictive of these covenants. The Company pays a commitment fee of 1/10 of 1% for the $50 million line of credit. The available line of credit at August 31, 1996 was entirely unused.

               The $16 million in credit facilities carry a 1/8 of 1% fee on the unused portion of the commitment. The line was not fully utilized in fiscal 1996 and, therefore, some fees were required.
               The carrying amount of the Company's long-term debt and all the Company's short-term debt approximates market value because rates on those debt agreements are variable and are set periodically based on current rates during the year. An exception would be the $20 million long-term loan which has a fixed rate of 7.15% and two $5 million long-term loans which have fixed rates of 7.56% and 6.98%, respectively. The company estimated the market value of its long-term debt by utilizing a discounted cash flow methodology.

               SWAP AGREEMENTS

               The Company has entered into interest rate swap agreements with third parties to manage interest rate movements on the majority of its variable rate term debt. At August 31, 1996, the Company had swap agreements with an aggregate notional principal amount of $55 million and an average interest rate of 5.7%, maturing in fiscal 1997 and fiscal 1998. Any interest rate differential on these swap agreements is recognized in interest expense, net over the terms of the agreements.
               The interest income (expense) related to swap agreements recognized during 1996, 1995 and 1994 was $(0.1) million, $0.1 million and $(1.3) million, respectively. The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. However, the company does not anticipate nonperformance by any of those parties. The Company estimated the market value of its interest rate swap agreements by utilizing a discounted cash flow methodology.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



H.FINANCIAL    DERIVATIVES
  INSTRUMENTS
  AND RELATED DEKALB has contractual commitments with seed DISCLOSURES growers for payments based on local market corn (CONTINUED) and soybean commodity prices. To mitigate the impact of fluctuation in these prices on inventory costs, the Company hedges these payments by using
               Chicago Board of Trade corn and soybean futures contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures contracts are closed. The
               Company estimates the timing of grower payment pricing to determine the futures maturities. In addition, the Company, from time to time, hedges its exposure to price fluctuations in grain used for swine feed. Gains or losses on these hedge positions are included as a component of the applicable year's inventory. At August 31, 1996 and 1995, the Company had corn and soybean futures contracts outstanding with contract market values of $1.6 million and $2.5 million, respectively.
               Margin deposits for open futures and/or option contracts are recorded as other current assets.

               DEKALB sells market hogs, which are by-products from the production of breeding animals, to independent processing and packing firms at the premium to the major market averages. The Company periodically hedges against the exposure of price fluctuations in these markets. At August 31, 1996 and 1995 the Company had hog futures contracts outstanding with a contract market value of $1.4 million and $1.9 million, respectively.

               As of August 31, 1996 and 1995, the net
               unrecognized gain on open futures contracts was $1.3 million and $0.5 million, respectively.

               The Company reviews potential foreign currency risks on an on-going basis and is party to forward contracts in the management of its foreign currency exposure related to royalty income and export sales. In order to reduce its exposure to foreign currency fluctuation related to royalty payments from its French licensee and export receipts from its Italian subsidiary, the Company utilizes foreign currency forward contracts with maturities that mirror the anticipated receipts and payments in October and November. At August 31, 1996 and 1995, the Company had French franc forward contracts outstanding with an aggregate contract market value of $7.8 million and $9.5 million, respectively, and Italian lira forward contracts outstanding with an aggregate contract market value of $4.3 million and $2.8 million, respectively. Other foreign currency transactions occur in the Argentine peso and the Canadian dollar, although there are no foreign currency contracts outstanding for those currencies at year end. The Company had an unrealized loss of $0.2 million in fiscal 1996 related to the aggregate of all foreign currency contracts. There was no corresponding gain or loss in fiscal 1995.

             The estimated fair value of the Company's financial instruments was as follows:

                                          Carrying         Fair
             at August 31, 1996-in         Amount          Value
             millions

             Assets:
               Cash and marketable        $ 23.3         $ 23.3
             securities
               Trade accounts and notes     54.6           54.6
             receivable
               Interest rate swap            -              0.3
             agreements
             Liabilities:
               Short-term debt               -              -
               Trade accounts payable       13.6           13.6
               Long-term debt               85.0           85.0


                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



               at August 31 - in millions                          1996       1995



I.LONG-TERM    Term loans, variable rates, due 2000               $ 55.0     $ 60.0
 DEBT          Term loans, 7.15% fixed rate, due from 1999-2003     20.0       20.0
               Term loan, 7.56% fixed rate, due from 1999-2005       5.0        5.0
               Term loan, 6.98% fixed rate, due from 1999-2006       5.0        -

                                                                    85.0       85.0
               Less current maturities                               -          -


                  Net long-term debt                              $ 85.0     $ 85.0



               The variable rate term loan agreements allow the Company to borrow at rates based on the London Interbank Offer Rate on Eurodollar deposits
               (LIBOR).  At August 31, 1996, interest on the variable rate term loans was at a rate of approximately 6.1%.

               All of the term loans contain similar restrictive covenants. The most restrictive of these covenants requires the maintenance of a minimum tangible net worth. At August 31, 1996, the Company's tangible net worth was approximately $47.0 million in excess of the required minimum under this covenant.

               Aggregate maturities for the years ending August 31, 1999 through 2001 are $16.1 million, $49.4 million, and $5.4 million, respectively. The remaining $14.1 million matures between 2002 and 2006. There are no long-term debt maturities in 1997 or 1998.

J.SAVINGS AND  Effective September 1, 1995, the Company provides to each full
INVESTMENT     and part-time employee a guaranteed contribution to the Savings
PLAN           and Investment Plan (401(k)).  The contribution equals one percent of each employee's compensation covered by the Plan.
               Beginning in fiscal 1997, the Company's guaranteed compensation-based contribution will equal two percent of each employee's pay.

               Additionally, each full and part-time DEKALB employee can voluntarily contribute to the Savings and Investment Plan. The plan provides for DEKALB to match a minimum of $ .50 for every dollar contributed by employees, to the extent employees contribute up to 6% of their salaries. Additional discretionary awards may also be contributed when warranted by results of operations. DEKALB's contributions charged to expense under this plan were $3.9 million for the year ended August 31, 1996, $2.3 million in 1995 and $1.3 million in 1994.

                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



K. COMMITMENTS DEKALB is a defendant in various legal actions arising in the
   AND         course of business activities.  In the opinion of the
   CONTINGENT management, these actions will not result in a material adverse LIABILITIES effect on DEKALB's consolidated results of operations or financial position.  Additional information in Part I, Item 3 -
               Legal Proceedings.

               DEKALB is self-insured against property losses on the majority of its operating facilities.

               DEKALB's total rental expense for fiscal years 1996, 1995 and 1994 was $6.1 million, $5.4 million and $4.6 million, respectively.

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


          for the year ended August 31 - in millions   1996       1995      1994

L.INCOME  Current provision:
 INCOME
 TAX       Federal                                     $ 5.9     $ 1.3     $ 1.2


           State                                         1.1       0.7       0.5
           Foreign                                       2.3       2.6       1.5

                                                       $ 9.3     $ 4.6     $ 3.2

          Deferred provision:
           Federal                                     $ 1.9     $ 1.5     $ 1.0
           State                                        (0.4)     (0.1)      0.2
           Foreign                                       0.3      (0.4)     (0.2)

                                                       $ 1.8     $ 1.0     $ 1.0


            Total income tax provision (benefit)      $ 11.1     $ 5.6     $ 4.2



          The significant components of the company's deferred tax assets and deferred tax liabilities are presented below:
          as of August 31 - in millions                1996       1995

          Deferred tax assets:
           Research Expenditures                        5.2        6.8
           Benefit Plans                                2.1        1.7
           Inventory                                    7.0        3.9
           Other                                        3.4        4.6

             Total Gross Deferred Tax Assets          $ 17.7    $ 17.0
             Valuation Allowance                       (0.8)      (0.8)

               Gross Deferred Tax Assets              $ 16.9    $ 16.2

          Deferred tax liabilities:
           Purchase Price Allocations                  (9.8)      (9.6)
           Undistributed Foreign Earnings              (4.6)      (5.4)
           Depreciation                                (5.6)      (5.1)
           Other                                       (4.0)      (2.7)

               Gross Deferred Tax Liabilities         ($24.0)   ($22.8)

          Net Deferred Tax Liability                  ($ 7.1)   ($ 6.6)



          The net deferred tax liability disclosed above equals the deferred tax on the balance sheet. The footnote disclosure classified the components as assets or liabilities while the balance sheet discloses the current and long-term portion of those two classifications. The valuation allowance relates to those deferred tax assets that may not be fully realized.

          Total tax provisions (benefits) resulted in amounts differing from those based on the statutory federal income tax rates. The reasons for these differences are:

         for the years ended August 31 - in millions   1996       1995      1994

         U.S. statutory rate                           $ 9.9     $ 5.3     $ 5.3
         State and local taxes                           1.0       0.4       0.4
         International operations                       (0.1)     (0.3)     (1.8)
         Qualified export activity                      (0.1)      -         -
         Research credits                                -        (0.5)     (0.3)
         Other                                           0.4       0.7       0.6

           Income tax provision (benefit)             $ 11.1     $ 5.6     $ 4.2

          The domestic and foreign components of earnings before taxes of consolidated companies were as follows:

          for the years ended August 31 - in           1996       1995      1994
          millions

          U.S.                                        $ 25.3    $ 13.3    $ 10.0
          Argentina                                      2.3       2.1       0.7
          Other Non-U.S.                                 0.5      (0.3)      4.5

           Total earnings before taxes                $ 28.1    $ 15.1    $ 15.2



          Effective September 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, ``Accounting for Income Taxes''. Prior to fiscal year 1994, income tax was calculated in accordance with Accounting Principle Board Opinion No. 11. The adoption of SFAS 109 resulted in a one-time provision adjustment of $0.4 million or $0.03 per share which was recorded in the first quarter of fiscal year 1994. This amount is included as a charge to net earnings as the cumulative effect of accounting change.

                                DEKALB GENETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

M.
QUARTERLY    The following is a summary of the unaudited quarterly results of
RESULTS      operations for the years ended August 31, 1996 and 1995.  DEKALB's
OF           North American seed operations comprise a significant portion of
OPERATIONS   its business.  DEKALB generally delivers only a minor portion of
(UNAUDITED)  North American seed in the first quarter, delivers more than half in the second quarter, and substantially all the seed is delivered by the end of the third quarter. The Company deferred first quarter expenses and anticipates fourth quarter expenses and matches these expenses against second and third quarter revenues.
             Third quarter results also reflect estimates of seed product returns. Consequently, fourth quarter earnings include adjustments for those earlier estimates.

             The total of four quarters' earnings per share might not equal the earnings per share for the year due to the application of the treasury stock method and market price changes.


             in millions except per share amounts
             -                                    November   February      May       August
             three months ended the last day of

             1996
               Revenues                            $ 50.1     $ 180.3    $ 137.0     $ 20.1
               Cost of Revenues                      28.4       95.1       68.4       10.2
               Net earnings                          (0.1)       9.7        8.6       (1.2)
               Earnings per share                  ($ 0.01)    $ 0.60     $ 0.51     ($ 0.07)



             1995
               Revenues                            $ 45.2     $ 144.2    $ 104.9     $ 25.1
               Cost of Revenues                      26.8       71.1       50.6       13.8
               Net earnings                          (1.2)       7.7        5.4       (1.2)
               Earnings per share                  ($ 0.08)    $ 0.49     $ 0.34     ($ 0.08)




                      DEKALB GENETICS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


N. Information on DEKALB's operations by geographic area for OPERATION BY fiscal years 1996, 1995 and 1994 is shown below.
 GEOGRAPHIC   Operating earnings are equal to total revenues less
 AREA         expenses of the geographic areas, excluding interest and
              general corporate expenses. Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area.


              August 31 - in millions     1996        1995       1994


              Revenues
               United States            $ 300.9     $ 243.2    $ 232.8
               Argentina                   49.8        42.5       37.4
               Other Non-U.S.              36.8        33.7       30.0


                                        $ 387.5     $ 319.4    $ 300.2




              Operating Earnings
               United States             $ 30.1      $ 21.0     $ 21.9
               Argentina                    5.6         5.2        3.0
               Other Non-U.S.               3.7         3.8        3.5


                                         $ 39.4      $ 30.0     $ 28.4




              Equity in Earnings
               Other Non-U.S.             $ 1.7      ($ 1.0)     $ 1.5


              Identifiable Assets
               United States            $ 256.8     $ 232.1    $ 225.5
               Argentina                   77.7        64.2       54.5
               Other Non-U.S.              28.8        26.7       35.2


                                        $ 363.3      $ 323.0   $ 315.2


              Consolidated net assets included approximately $49.0 million at August 31, 1996 and $35.4 million at August 31, 1995, located in countries other than the United States. Consolidated net earnings included approximate earnings of $5.4 million in fiscal year 1996 and $1.1 million in fiscal year 1995 from these countries.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


O. Prior to fiscal 1994, the Company provided employees a PENSION noncontributory pension plan covering substantially all
 PLANS domestic employees who met age and service requirements. Benefits provided under this pension plan are based primarily on each employee's career earnings up until the suspension of the plan on October 1, 1993. Plan assets consist primarily of stocks and U.S. government securities. At the time of suspension, the Company recognized a pre-tax curtailment benefit of $3.7 million.

          In addition, DEKALB has a supplemental noncontributory pension plan covering certain management employees, which is not funded. Benefits are based mainly on each participant's years of service, final average compensation, and estimated benefits received from certain other benefit plans. This plan was also suspended on October 1, 1993 and the Company recognized a pre-tax benefit of $0.5 million related to the suspension.

           The components of total estimated pension income for the two plans are as follows:

          August 31 - in millions
                                                          1996       1995      1994

          Service Cost - benefits earned during the year  $ -       $ -        $ 0.2
          Interest cost on projected benefit obligations    0.7       0.9        1.0
          Actual return on plan assets                     (1.2)     (1.6)      (0.4)
          Net amortization and deferral                     0.3       0.5       (0.8)
          Income from plan curtailment                      -         -         (4.2)


           Net Pension Income                            ($ 0.2)   ($ 0.2)    ($ 4.2)





                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


O.PENSION      Actuarial assumptions for August 31, 1996 and August 31, 1995 are as
  PLANS        follows:
  (CONTINUED)
                                                                     1996       1995

                    Discount rate                                    7.25%      7.0%
                    Return on plan assets                            8.5%       8.5%

              A reconciliation of the funded status to accrued pension expense is as follows:


                                                    Funded Plan         Unfunded Plan
              August 31 - in millions              1996      1995       1996      1995


              Actuarial present value of
              benefits
                 based on service to date and
              present
                 pay levels:
                   Vested                         $ 9.3     $ 8.5      $ 0.6     $ 0.4
                   Nonvested                        0.1       1.0        -         -


              Accumulated benefit obligation        9.4       9.5        0.6       0.4

              Additional amounts related to
              projected
                 pay increases                      -         -          -         -


              Projected benefit obligation          9.4       9.5        0.6       0.4

              Plan assets at fair market value      8.8       9.4        -         -


              Plan assets less than
                 projected benefit obligation      (0.6)     (0.1)      (0.6)     (0.4)
              Unrecognized loss
                 from experience                    2.9       2.5        0.1       -

              Unrecognized net transition asset    (2.6)     (2.8)       -         -


              Accrued pension expense included
                 in the Consolidated Balance     ($ 0.3)    ($ 0.4)   ($ 0.5)    ($ 0.4)
              Sheet



              The Company has obligations under termination indemnification plans in several foreign countries, but does not have any foreign defined benefit pension plans as defined in Financial Accounting Standard No. 87.

                      DEKALB GENETICS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


P.             The following is summarized financial information for
 INFORMATION   DEKALB's less than 50 percent owned operations:
 ON RELATED
 COMPANIES
               Balance Sheets


                at August 31 - in millions              1996       1995


               ASSETS
                Current assets                          $ 9.8      $ 8.4
                Non-current assets                        2.9        3.9


                    Total Assets                       $ 12.7     $ 12.3





               LIABILITIES
                Current liabilities                     $ 1.6      $ 2.8
                Non-current liabilities                   1.8        1.9


                    Total Liabilities                   $ 3.4      $ 4.7

               Summary of Earnings


               for the years ended August 31 - in       1996       1995      1994
               millions

                Revenues                               $ 15.5     $ 13.3    $ 18.4



                Gross Profit                            $ 7.1      $ 4.1     $ 3.5



                Net Earnings                            $ 3.4     ($ 2.1)    $ 3.1


                DEKALB's Equity in Net Earnings          $ 1.7     ($ 1.0)    $ 1.5





               DEKALB's investments in related companies are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate DEKALB's interest in the net assets of these related companies. Dividends received from related companies were $1.5 million in fiscal year 1994 . No dividends were received in fiscal years 1996 and 1995.


                                     DEKALB GENETICS CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Q.            In August, 1988, the Company adopted a Long-Term Incentive Plan which provides for the
 INCENTIVE    awarding of stock appreciation rights (SARs), stock indemnification rights (SIRs) are
 PLANS        restricted stock and the granting of incentive and nonqualified options to purchase
              Class A or Class B Common Stock of the Company.  The Company's Stock Option Committee
              may make awards of SARs, SIRs, restricted stock or stock options to certain officers and key employees of the Company.  All stock options may be granted at no less than fair market value of the Company's stock at the date of grant and are exercisable within periods specified by the Stock Option Committee.

              The following share information reflects the three-for-one stock split.


                                                            1996             1995            1994


                                                          Class A          Class A          Class A


              Shares under option at beginning of year    711,462          730,533         623,520
              Activity:
               Granted                                    171,900          173,250         139,200
               Exercised                                 (119,691)        (145,869)         (7,815)
               Canceled                                    (5,103)         (46,452)        (24,372)
              Shares under option at end of year          758,568          711,462         730,533



              Shares available for future grants as of  1,070,154          186,951         313,749
              August 31
              Shares vested and exercisable as of         458,967          451,386         472,683
              August 31

              Price range of options exercised       $ 8.79 - $ 12.50    $ 0.67 - $         $ 0.67 - $
                                                                           12.25                 10.54
              Price range of shares under option at  $ 0.67 - $ 16.08    $ 0.67 - $         $ 0.67 - $
              end of year                                                  12.75                 12.75


              >
              In<FN fiscal 1991, the shareholders also approved a Director Stock Option Plan which gives outside directors an election to receive options to purchase Class A Common Stock
              (which options have a discounted exercise price) in lieu of annual retainer and meeting fees.  The 25% discount in the exercise price, multiplied by the number of shares subject to the option, equals the annual retainer and meeting fees the directors would have received.  Total expense for the Director Stock Option Plan was $0.1 million in each of the fiscal years 1996, 1995 and 1994.

                                                           1996             1995             1994


                                                          Class A          Class A          Class A


              Shares under option at beginning of year    161,736           147,237        103,044
              Activity:
               Granted                                     34,839            44,055         44,598
               Exercised                                   (1,492)          (28,860)             -
               Canceled                                         -              (696)          (405)


              Shares under option at end of year          195,083           161,736        147,237



              Shares available for future grants as of     65,373           100,212        143,571
              August 31
              Shares vested as of August 31               195,083           161,736        147,237
              Shares exercisable as of August 31          160,244           117,681        102,639

              Price range of options exercised                $ 8.37       $ 6.69 - $         -
                                                                                 8.37
              Price range of shares under option at     $ 6.69 - $       $ 6.69 - $    $ 6.69 - $ 8.37
              end of year                                 12.06             8.37

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

R.INDUSTRY    The following industry segment information
  SEGMENT     summarized DEKALB's operations as of and for the
              years ended August 31, 1996, 1995, and 1994.

              Operating earnings are total sales and revenues less operating expenses of the segments, excluding interest, and general corporate allocations.

              No customer accounted for 10 percent or more of total operating revenues.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


R.INDUSTRY
  SEGMENT
  (CONTINUED)



               August 31 - in millions       1996      1995      1994


               Revenues


                Seed (1)                    $ 340.4   $ 272.0   $ 247.5
                Swine                         47.1      47.4      52.7


                                            $ 387.5   $ 319.4   $ 300.2



               Earnings (Loss) Before
               Income Taxes


                Seed:
                    Operating earnings      $ 39.2    $ 30.9    $ 21.2
                    Equity in net earnings     1.7      (1.0)      1.5
               of related companies
                                              40.9      29.9      22.7

                Swine                          0.2      (0.9)      5.7


                    Total Operations          41.1      29.0      28.4

                General corporate expenses    (6.9)     (5.4)     (5.7)
                Net interest expense          (6.1)     (8.5)     (7.5)


                                            $ 28.1    $ 15.1    $ 15.2



               Identifiable Assets


                Seed                        $ 329.8   $ 290.5   $ 274.0
                Swine                         32.7      31.7      34.0
                Discontinued Operations        0.8       0.8       7.2


                                            $ 363.3   $ 323.0   $ 315.2



               Depreciation and
               Amortization Expense


                Seed                         $ 9.1     $ 8.7     $ 8.4
                Swine                          2.2       2.4       2.4
                                            $ 11.3    $ 11.1    $ 10.8



               Property Additions


                Seed                        $ 28.5    $ 14.6    $ 13.1
                Swine                          2.2       0.8       5.0


                                            $ 30.7    $ 15.4    $ 18.1



               (1) Consolidated revenues do not include approximately $145 million in fiscal year 1996, $130 million in fiscal year 1995 and $135 million in fiscal year 1994 of DEKALB seed sold under royalty agreements with non-consolidated affiliates and licensees or recognized by equity companies. (Footnote P).

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



S. On April 28, 1995, the Company sold its poultry DISCONTINUED operations to Central Farm of America, Inc., an
 OPERATIONS    affiliate of Toshoku, Ltd., for $12.5 million
               cash. Accordingly, the poultry business is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The
               Company's operating results for prior years have been restated to reflect continuing operations.

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

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



T.MONSANTO     On January 31, 1996, the Company entered into a
  TRANSACTION  series of agreements with Monsanto Company
               (Monsanto), including an agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to reach the market over the next three years.

               During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. The three-for-one stock split to shareholders of record on May 10, 1996 is reflected in the following share and price information. Monsanto purchased from DEKALB 242,721 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $
               21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to over 17.0 million from about 15.6 million.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------

      FINANCIAL DISCLOSURE
      --------------------


      None.


                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1996. The information required by this Item is incorporated by reference from the Proxy Statement.

Information about Executive Officers is shown on page 9 of this filing.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


The information required by this Item is incorporated by reference from the Proxy Statement.

                                                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a) (1)
  Financial
  Statements
               The following financial statements of
               DEKALB Genetics Corporation are included in Part II, Item 8:

                                                         Page

               Reports of Independent Public             18-
               Accountants                                19

               Consolidated Statements of Operations
               for the years ended August 31, 1996,       20
               1995 and 1994

               Consolidated Balance Sheets at August      21
               31, 1996 and 1995

               Consolidated Statements of Cash Flows
               for the years ended August 31, 1996,       22
               1995 and 1994

               Consolidated Statements of Shareholders'
               Equity for the years ended August 31,      23
               1996, 1995 and 1994

               Notes to Consolidated Financial           24-
               Statements                                 43

(a) (2)
 Financial
 Statement
 Schedules


               Report of Independent Accountants          49

               Schedule VIII - Valuation and Qualifying   50
               Account


                                    PART IV

 (a) (3)                                                 Page
 Exhibits

    3A      Restated Certificate of Incorporation of      *
            DEKALB Genetics Corporation
            [Attached as Exhibit A to Information
            Statement contained in Form 8 Amendment
            (Amendment No. 3) dated August 18, 1988,
            amending Form 10 Registration Statement of
            the Company dated June 17, 1988 (File No.
            0-17005)]

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

    4B      Form of Class B Common Stock Certificate      *
            [Incorporated by reference to Exhibit 4B to
            Form 8 Amendment (Amendment No. 1) dated
            August 3, 1988, amending Form 10
            Registration Statement of the Company dated
            June 17, 1988 (File No. 0-17005)

    4C      Revolving Credit Agreement between DEKALB     *
            Genetics Corporation and the banks listed
            therein.  [Attached as Exhibit 4C to Form
            10-K filed October 14, 1994 (File No. 0-
            17005]

            Other instruments with respect to long-term debt of the Registrant are not filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Company agrees to provide a copy to the Commission upon request.

   10A      DEKALB Genetics Corporation Long-Term         *
            Incentive Plan [Incorporated by reference
            to Exhibit 4A to Form S-8 Registration
            Statement No. 33-24875]**

   10B      Form of Indemnification Agreements            *
            [Attached as Exhibit D to Information
            Statement contained in Form 8 Amendment
            (Amendment No. 3) Dated August 18, 1988,
            amending Form 10 Registration Statement of
            the Company dated June 17, 1988 (File No.
            0-17005)]**
   10C      DEKALB Genetics Corporation Savings and       *
            Investment Plan [Incorporated by reference
            to Exhibit 4.3 to Form S-8 (File No. 33-
            33305) dated February 1, 1990]**

   10D      DEKALB Genetics Corporation Pension Plan**    *

   10E      Form of Long-Term Incentive Plan Agreement    *
            [Incorporated by reference to Exhibit 4B to
            Form S-8 Registration Statement
            (Registration No. 33-24875)]**

(a) (3)
Exhibits                                                 Page
    contin
ued



   10F      Director Stock Option Plan                    *
            [Incorporated by reference to Exhibit 4.3
            to Form S-8 Registration Statement
            (Registration No. 33-39986)]**

   10G      Employment Agreement between DEKALB           *
            Genetics Corporation and Bruce P. Bickner
            dated September 1, 1994 [Incorporated by
            reference to Exhibit 10a to Form 10-Q filed
            April 12, 1995 (File No. 0-17005)]**

   10H      Employment Agreement between DEKALB           *
            Genetics Corporation and Richard O. Ryan
            dated September 1, 1994 [Incorporated by
            reference to exhibit 10B to Form 10-Q filed
            April 12, 1995 (File No. 0-17005)]**

   10I      Employment Agreement between DEKALB           *
            Genetics Corporation and John H. Witmer,
            Jr. dated September 1, 1994 [Incorporated
            by reference to Exhibit 10C to Form 10-Q
            filed April 12, 1995 (File No. 0-17005)]**

   10J      Employment Agreement between DEKALB           *
            Genetics Corporation and Richard T. Crowder
            dated October 26, 1994 [Incorporated by
            reference to Exhibit 10J to Form 10-K filed
            October 12, 1995 (File No. 0-17005)]**

   10K      Employment Agreement between DEKALB
            Genetics Corporation and Thomas R. Rauman    51-
            dated September 1, 1995**                     53

    11      Computation of Earnings Per Share             54

    21      Subsidiaries of DEKALB Genetics Corporation   55

   23A      Consent of Independent Public Accountants -   56
            Arthur Andersen LLP

   23B      Consent of Independent Accountants -          57
            Coopers and Lybrand LLP

    27      Financial Data Schedule

    * Document has heretofore been filed with the Commission and is incorporated by reference.

    **      Document is a management contract or
            compensating plan or arrangement.

(b) Reports on Form 8-K - No Form 8-K was filed during the three months ended August 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DEKALB GENETICS CORPORATION


Date: October 8, 1996                By: Bruce P. Bickner
                                         ----------------

                                         Bruce P. Bickner
                                         Chairman, Chief Executive Officer
                                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 8th day of October, 1996.


      Signature                                        Title

   Richard O. Ryan                            President, Chief Operating
   ---------------

      Officer
   Richard O. Ryan                            and Director


   Thomas R. Rauman                        Vice President - Finance and
   ----------------

   Thomas R. Rauman                        Chief Financial Officer


   Janis M. Felver                         Controller, Chief Accounting Officer
   ---------------

   Janis M. Flever


                       DIRECTORS
                       ---------


   Charles J. Arntzen                      Allan Aves
   ------------------                      ----------

   Charles J. Arntzen                      Allan Aves


   Robert T. Fraley                        Tod R. Hamachek
   ----------------                        ---------------

   Robert T. Fraley                        Tod R. Hamachek


   Paul H. Hatfield                        Virginia R. Holt
   ----------------                        ----------------

   Paul H. Hatfield                        Virginia R. Holt



   Douglas C. Roberts                      John T. Roberts
   ------------------                      ---------------

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





COOPERS & LYBRAND L.L.P.

Chicago, Illinois
October 12, 1994, except for Note S, as to which the date is October 8, 1996

                                  DEKALB Genetics Corporation
                       SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNT
                          years ended August 31, 1996, 1995 and 1994
                                    (Dollars in thousands)

            Column A                Column B          Column C           Column D     Column E


                                                      Additions


                                     Balance     Charged     Charged                  Balance
                                     at          to Costs    to Other                 at
Description                          Beginnin    and         Accounts    Deductions   End
                                     g           Expenses                             Of Period
                                     of
                                     Period

Year ended August 31, 1996:
Deducted in the balance sheet
 from the assets to which they
 apply:

   Allowance for doubtful
accounts                             $ 2,713     $ 1,233      $ 0          $ 365 (a)   $ 3,581
    and notes receivable



   Inventory reserve                 $14,342     $7,379        $0         $7,806       $13,915

Year ended August 31, 1995:
Deducted in the balance sheet
 from the assets to which they
 apply:

   Allowance for doubtful
accounts                             $ 2,159      $ 961       $ 0          $ 407 (a)   $ 2,713
   and notes receivable



   Inventory reserve                 $13,829     $10,615       $0        $10,102       $14,342



Year ended August 31, 1994:
Deducted in the balance sheet
 from the assets to which they
 apply:

   Allowance for doubtful
accounts                             $ 1,537      $ 725       $ 0          $ 103 (a)   $ 2,159
   and notes receivable



   Inventory reserve                 $10,760     $10,060     $205 (b)     $7,196       $13,829





Notes:
  (a) Uncollectible items written off, less recoveries of items previously written off.
  (b) Adjustment for change in accounting method from LIFO to average cost.

            EMPLOYMENT AND NON-COMPETITION AGREEMENT


 1.  This Agreement is effective September 1, 1995.

 2. Employee is Thomas R. Rauman. The Company is DEKALB Genetics Corporation and its subsidiaries and affiliates.

 3. If this Agreement is not terminated in writing by either party prior September 1 of each year, the Agreement shall extend for another year.

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

14. If Employee is terminated by the Company without cause, the Employee shall receive severance equivalent to twelve (12) months base salary in lieu of the standard severance policy payment.

15. For three years after employment, Employee will not, in any way or capacity, solicit any officer, director, employee or other individual:

     A.  to leave employment or any position with the Company,

     B.  to compete with the business of the Company, or

     C.  to violate the terms of any agreement with the Company.

16. Except as otherwise provided in this Agreement, Employee's rights under any employee benefit plan shall not be affected by this Agreement.

17. Employee has received a copy of both the DEKALB Antitrust Compliance Policy and the DEKALB Business Conduct Standards. Employee will adhere to the policies and principles contained therein, and will require all employees reporting to Employee to adhere to those policies and principles.

18. The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

19. The Beneficiary Designation form attached hereto as Exhibit B is a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled to Employee's personal representative, heirs, devisees or legatees. Employee may change Exhibit B at any time, by providing an amended version to the Personnel Department.

20. If in any proceeding a term, geographic or other restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, geographic or other restriction, covenant or promise shall automatically be deemed modified to the extent necessary to make it enforceable.

21. This Agreement shall be binding upon the Company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company or transferred by operation of law. Employee agrees that if the Company is sold or Employee is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that purchaser, subsidiary or affiliate.

22. Notices contemplated by this Agreement shall be effective when delivered in writing to the Company at 3100 Sycamore Road, DeKalb, IL 60115, ATTN:
     General Counsel or to Employee at 3 Hampton Court, DeKalb, IL  60115.

23. This Agreement, including Exhibits A and B as they may be amended from time to time, all confidentiality agreements and all invention assignment agreements signed by Employee during any employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be modified except by an instrument in writing signed by both parties.

                              EMPLOYEE






                              DEKALB GENETICS CORPORATION



                              By:

                                   EXHIBIT 11
                           DEKALB Genetics Corporation
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                   years ended August 31, 1996, 1995 and 1994
                 (Dollars in thousands except per share amounts)


PRIMARY EARNINGS PER SHARE:

                                       1996             1995             1994

1.Average shares outstanding         16,257,872       15,490,507       15,424,266

2.Net additional shares
outstanding assuming
   dilutive options exercised
and proceeds
   used to purchase treasury
stock at average
   market price                         314,905           95,075           79,616


3.Average number of common and
common
   equivalent shares outstanding     16,572,777       15,585,582       15,503,882



4.Net earnings for primary
earnings per share
   computation                         $ 17,025         $ 10,758         $ 10,564



5.Primary earnings per share             $ 1.03           $ 0.69           $ 0.68




                                   EXHIBIT 21

                  Subsidiaries of DEKALB Genetics Corporation

The following table sets forth principal subsidiaries of the registrant and indicates as to each such subsidiary the state or other jurisdiction under the laws of which it was organized and the percentage of voting securities thereof owned by the registrant.


                                                Percentage
                                 Jurisdictio        of
                                      n           Voting
                                     of         Securities
                                 Incorporati     Owned by
                                     on             the
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

                                  EXHIBIT 23A

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated October 4, 1996, included in this Form 10-K, into the DEKALB Genetics Corporation's previously filed Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8.





ARTHUR ANDERSON LLP




Chicago, Illinois
October 8, 1996

                                  EXHIBIT 23B

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8 of our report dated October 12, 1994 except for Note S, as to which the date is October 4, 1996, accompanying the consolidated financial statements of DEKALB Genetics Corporation as of August 31, 1994 and for the year ended August 31, 1994 included in this annual report on Form 10-K of DEKALB Genetics Corporation.




COOPERS & LYBRAND L.L.P.




Chicago, Illinois