Form 10-Q
period 1996-11-30
DEKALB GENETICS CORP
filed 1997-01-13
CIK 835015

                         UNITED STATES
                         SECURITIES AND
                       EXCHANGE COMMISSION
                       Washington DC 20549
--------------------------------------------------------------------

                              FORM 10-Q

--------------------------------------------------------------------


(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the three month period ended November 30, 1996 or

               Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934

    / /        For the transition period from             to

--------------------------------------------------------------------


                  Commission file number:  0-17005

                     DEKALB Genetics Corporation
       (Exact name of registrant as specified in its charter)


                    Delaware
(State or other jurisdiction of incorporation or organization)

             36-3586793
(I.R.S. Employer Identification No.)

    3100 Sycamore Road, DeKalb, Illinois     60115
  (Address of principal executive offices) (Zip Code)

                   815-758-3461
  (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
    ------       ------

      Title of class           Outstanding as of November 30, 1996
Class A Common, no par value             2,408,888
Class B Common, no par value            14,672,680

--------------------------------------------------------------------

Exhibit index is located on page 2
Total number of pages 11

                     DEKALB GENETICS CORPORATION

                                INDEX



                         PART I.  FINANCIAL INFORMATION
(Unaudited except for the Condensed Consolidated Balance Sheet as of
                             August 31, 1996)
                                                                Page
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations for the
          three months ended November 30, 1996 and 1995           3

          Condensed Consolidated Balance Sheets, November 30, 1996
          and 1995 and August 31, 1996                            4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended November 30, 1996 and 1995           5

          Notes to Condensed Consolidated Financial Statements   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8-9

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10

                     DEKALB GENETICS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
          (DOLLARS IN MILLION EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                        November         November
                                          1996             1995
                                        --------         --------
Revenues                                  $ 67.1           $ 50.1
Cost of revenues                            38.9             28.4
                                        ---------        ---------
     GROSS MARGIN                           28.2             21.7

Selling expenses                             9.7              7.5
Research and development cost                6.0              5.5
General and administrative expenses          8.2              6.2
                                        ----------       ---------
                                            23.9             19.2

     OPERATING EARNINGS                      4.3              2.5
Interest expense, net of interest income
 of $0.4 in 1996 and $0.2 in 1995           (1.3)            (2.3)
Other income (expense), net                  0.4             (0.4)
                                        ----------        ---------
Earnings (loss) before income taxes          3.4             (0.2)
Income tax provision (benefit)               1.3             (0.1)
                                        ----------        ---------
NET EARNINGS (LOSS)                        $ 2.1            $(0.1)
                                        ----------        ---------
                                        ----------        ---------



NET EARNINGS (LOSS) PER SHARE              $ 0.12          $(0.01)
                                        -----------       ---------
                                        -----------       ---------
DIVIDENDS PER SHARE                        $ 0.07          $ 0.067
                                        -----------        --------
                                        -----------        --------

    The accompanying notes are an integral part of the financial statements.

                           DEKALB GENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  NOVEMBER 30, 1996 AND 1995 AND AUGUST 31, 1996
                              (DOLLARS IN MILLIONS)

                                      November   November    August
                                        1996       1995       1996
                                      --------   --------    -------
                                         (Unaudited)
                                      -------------------
Current assets:
   Cash and cash equivalents            $ 0.1      $ 4.6       $ 23.3
   Notes and accounts receivable,
     net of allowance fo doubtful
     accounts of $3.8 at November 30,
     1996, $2.7 at November 30, 1995,
     and $3.6 at August 31, 1996         51.1       48.5         54.6
   Inventories (Note 2)                 227.4      186.3         99.1
   Deferred income taxes                  8.2        4.7          8.2
   Other current assets                  29.0       19.8          4.8
                                      --------    -------      -------
     Total current assets               315.8      263.9        190.0

Investments in and advances to
  related companies                       4.6        3.3          5.0
Intangible assets                        41.3       39.6         41.6
Other assets                              8.1        5.1          7.2
Property, plant and equipment,
 at cost                                273.3      245.1        266.0
  Less accumulated depreciation
    and amortization                   (148.5)    (141.5)      (146.5)
                                      --------   --------     --------
     Net property, plant and
       equipment                        124.8      103.6        119.5
                                      --------   --------     --------
Total assets                          $ 494.6    $ 415.5      $ 363.3
                                      --------   --------     --------
                                      --------   --------     --------
Current liabilities:
  Notes payable                        $ 38.0     $ 69.8      $   -
  Accounts payable, trade               107.5       74.8         13.6
  Other accounts payable                  5.0        4.5         34.1
  Other current liabilities              64.9       39.4         39.6
                                      --------   --------     --------

     Total current liabilities          215.4      188.5         87.3

Deferred compensation and other
  credits                                 6.9        5.7          7.1
Deferred income taxes                    16.1       11.3         15.3
Long term debt, less current
  maturities                             85.0       85.0         85.0

Shareholders' equity:
 Capital stock:
  Common, Class A; no par value,
    authorized 15,000,000 shares,
    issued 2,408,888 at November 30, 1996
    and 771,825 at November 30, 1995      0.2        0.1          0.2
  Common, Class B; no par value,
    non-voting, authorized 45,000,000 shares,
    issued 14,892,283 at November 30, 1996
    and 4,495,396 at November 30, 1995    1.5        0.4          1.5
 Capital in excess of stated value      111.1       81.2        109.7
 Retained earnings                       64.6       51.2         63.7
 Currency translation adjustments        (3.8)      (5.5)        (4.1)
                                       -------    -------      -------
                                        173.6      127.4        171.0
     Less treasury stock, at cost        (2.4)      (2.4)        (2.4)
                                       -------    -------      -------
Total shareholders' equity              171.2      125.0        168.6
                                       -------    -------      -------

Total liabilities and shareholder's
  equity                              $ 494.6     $ 415.5     $ 363.3
                                      --------    --------    --------
                                      --------    --------    --------

    The accompanying notes are an integral part of the financial statements.

                           DEKALB GENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                        November        November
                                          1996            1995
                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                      $ 2.1           $(0.1)
 Adjustments to reconcile net income
  to net cash flow from operating activities:
    Depreciation and amortization           3.1             2.7
    Equity (earnings) loss, net of
     dividends                              0.9             0.1
    Other                                   1.0            (0.1)
 Changes in assets and liabilities:
    Receivables                             3.3             9.2
    Inventories                          (128.3)          (80.4)
    Other current assets                  (24.4)          (16.1)
    Accounts payable                       64.8            57.0
    Accrued expenses                       26.4             9.0
    Other assets and liabilities           (1.3)              -
                                        --------         -------
       Net cash flow used by
         operating activities           $ (53.1)        $ (18.7)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and
   equipment                               (8.1)           (6.1)
 Proceeds from sale of property,
   plant and equipment                      0.1             0.2
 Other                                        -               -
                                         -------         -------

     Net cash flow used by
      investing activities               $ (8.0)          $(5.9)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings       38.0            27.0
 Dividends paid                            (1.2)           (1.0)
 Other                                      0.7             0.2
                                         -------         -------

     Net cash flow provided by
      financing activities               $ 38.2          $ 26.2

     Net effect of exchange rates on cash  (0.3)            0.1
                                         -------         -------
     Net (decrease) increase in cash
      and cash equivalents                (23.2)            1.7
 Cash and cash equivalents August 31       23.3             3.0
                                         -------         -------
 Cash and cash equivalents at the end
  of November                             $ 0.1           $ 4.7
                                         -------         -------
                                         -------         -------
Supplemental Cash Flow Information
 Cash paid (refunded) during the
  period for:
                      Income taxes        $ 0.9           $(1.0)
                      Interest            $ 1.2           $ 2.2

    The accompanying notes are an integral part of the financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)


1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at November 30,
     1995 is included herein as part of the condensed consolidated financial statements.

     The Company declared a three-for-one stock split to holders of record May 10, 1996 with shares being distributed on May 24, 1996; thus, earnings per share and all other share amounts have been restated to reflect a tripling in the number of shares outstanding.

     The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1996, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respect interim periods.

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

2. Inventories, valued at the lower of cost or market (in millions), were as follows:

                                   November     November    August
                                     1996         1995       1996
                                   ---------    ---------   --------
  Commercial seed                    $ 212.2      $ 172.7     $ 86.0
  Swine                                  9.5          7.6        9.6
  Supplies and other                     5.7          6.0        3.5
                                    ---------    ---------   --------
                                     $ 227.4      $ 186.3     $ 99.1
                                    ---------    ---------   --------
                                    ---------    ---------   --------

3. The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position. Additional information in Part II, Other Information, Item 1 - Legal Proceedings.

     Most potential property losses are self-insured.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)
(continued)

4. On January 31, 1996, the Company entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a longterm research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to reach the market over the next two years. The two companies will share the royalties received from third parties relating to the patents covered by such cross-licensing agreements.

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

     As of November 30, 1996, Monsanto held 242,721 shares of Class A and 6,566,355 share of Class B Common Stock. This represents ten percent of the Class A voting shares and 45 percent of the Class B non-voting shares.

     The Investment Agreement, among other things: (i) provides Monsanto with the right, for one year after the closing under the Investment Agreement (the "Closing"), to purchase in the stock market additional Class B Stock so long as the total Common Stock owned by Monsanto does not exceed 40% of the Common Stock outstanding at such time, (ii) restricts the ability of Monsanto to transfer securities of DEKALB; (iii) provides DEKALB under specified circumstances with a right of first refusal in respect of certain proposed transfers by Monsanto of securities of DEKALB; (iv) limits for ten years, subject to certain exceptions, the ability of Monsanto to acquire additional securities of DEKALB; (v) requires DEKALB to provide notice to Monsanto of certain transactions in order to provide Monsanto with the opportunity to propose an alternative transaction to DEKALB; and
     (vi) prohibits Monsanto from engaging in specified activities.

     Pursuant to the Investment Agreement, Robert T. Fraley, president of the Ceregen unit at Monsanto Co., was named to the board of directors of DEKALB Genetics Corporation at the April, 1996 board of directors meeting. The Investment Agreement also provides that Monsanto may nominate for election in January, 1997 an additional member to DEKALB's Board. DEKALB is obligated to support any such nominations made in accordance with the terms of the Investment Agreement. The Investment Agreement further provides that, during any period in which Monsanto is entitled to nominate one or more members to DEKALB's Board, DEKALB will use all reasonable efforts to assure that there be at least three members of its Board who are independent of DEKALB, Monsanto and certain large holder of Class
     A Stock.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 1997 were $2.1 million
( $.12 per share) compared with a net loss of $0.1 million ($.01 per share) in the first quarter of fiscal 1996. Revenues increased
34% as sales activity in Argentina occurred earlier than in prior years. A 53% increase in international seed revenues reflect, in part, Argentine customer deposits of approximately $26 million held by DEKALB at fiscal year end 1996 representing advance orders which were converted into shipments in the first quarter of fiscal 1997. The increase in international seed segment earnings was due to these early shipments in Argentina combined with higher equity earnings from Mexico. In addition, interest expense in the current year first quarter was $1.0 million less than in the prior year first quarter due to lower corporate borrowing requirements.

North American seed sales and net earnings are primarily realized in the second and third fiscal quarters (December through May), and for that reason first quarter results should not be viewed as indicative of full year results. Most expenses which are incurred in the first quarter and related to the North American seed business are deferred until later in the year when sales are recorded.


                QUARTERLY INDUSTRY SEGMENT REVENUES AND EARNINGS
                                   IN MILLIONS
                                   (UNAUDITED)

                               November          November
                                 1996              1995
                               ---------         ---------
Revenues
  North American Seed            $ 5.1             $ 6.4
  International Seed              48.1              31.5
  Swine                           13.9              12.2
                               ---------         ---------
     Total revenues               67.1              50.1
                               ---------         ---------
                               ---------         ---------

Earnings
  North American Seed           $ (0.2)           $ (0.5)
  International Seed               5.9               3.0
  Swine                            0.3               0.7
                               ---------         ---------
    Total operations               6.0               3.2

  General corporate expenses     (1.3)              (1.1)
  Net interest expense           (1.3)              (2.3)
                               ---------          --------
    Earnings before income taxes  3.4               (0.2)
  Income tax provision            1.3               (0.1)
                               ---------          --------
Net Earnings                    $ 2.1              $(0.1)
                               ---------          --------
                               ---------          --------

Seed
----

Seed revenues and earnings in the first quarter are primarily the result of Latin American operations because the North American seed business and other northern hemisphere operations do not report any material sales or earnings until the second quarter.

International Seed
------------------

International seed segment earnings nearly doubled over the prior year first quarter results. Operations in Argentina and Mexico were primarily responsible for the improvement. Corn and sunflower sales volumes in Argentina increased significantly over the prior year as good economic conditions, together with greater demand for single-cross corn hybrids, generated higher earnings in Argentina. In Mexico, higher corn and sorghum sales volumes generated improved earnings from the Company's equity investment.

Results from international seed operations outside of Latin America are largely in the northern hemisphere and will not generate any significant results until the second quarter.

North American Seed
-------------------

The variance in North Amercian seed revenues was primarily attributable to fewer soybean shipments in the first quarter of fiscal 1997 while the net loss for the quarter was not substantially different from a year ago. First quarter North American seed results are not representative of annual results because significant seed shipment activity does not occur until the second and third quarters.

Swine
-----

Swine segment revenues increased 14% over the prior year first quarter due to higher market hog prices. The fiscal 1997 first quarter average market hog price received by DEKALB was $56 per hundred weight compared with $46 per hundred weight in the first quarter of fiscal 1996. Breeding stock and market animal sales volumes were nearly comparable with the same period a year ago. Swine segment profitability decreased $0.4 million from the same period in fiscal 1996. Total gross margin was negatively affected by the impact of high feed costs incurred during the spring and summer of 1996 and currently charged through cost of goods sold.

General
-------

The effective tax rate increased to 39% in the first quarter of fiscal 1997 from 37% in the same period of fiscal 1996. A change in the assumptions related to research credits was the primary reason for the rate increase.
For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

Interest expense decreased $1.0 million in fiscal 1997 due to lower corporate borrowing requirements.

Financial Position
------------------

During the first quarter, the net cash outflow from operations was $55.6 million compared with $18.7 milliion in the prior year. Cash required for seed corn production increased substantially due to a larger crop and higher commodity prices.

Cash requirements for the first quarter were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December, 1999 and $6 million in facilities available through May 28, 1997. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

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

                                     Part II

                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. Two of such cases involve patent related matters. On October 1, 1996, Plant Genetics Systems, a
Belgian company, filed a lawsuit against the Company in the federal district court of Connecticut in which it alleges that the Company is infringing
U.S. Patent No. 5,561,236. That patent purports to be directed to certain genetically engineered plants and cells that exhibit resistance to certain herbicides. On October 22, 1996, two subsidiaries of Mycogen Corporation filed a lawsuit against the Company and two other defendants in the federal district court of Delaware in which they allege that the defendants are infringing U.S. Patent Nos. 5,567,600 and 5,567,862. Those patents purport to be directed to certain processes that produce or plants that exhibit certain insect resistance. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

The Company is also the plaintiff in various legal actions.  Refer to "Item
3. Legal Proceedings" of the Company's Form 10-K for a discussion of such actions.

Item 6.  Exhibits and Reports of Form 8-K
-----------------------------------------

(a) Exhibit 11 -

    Computation of Net Earnings per Common and Common Equivalent Share for the three months ended November 30, 1996 and 1995.

(b) Reports on Form 8-K -

    No Form 8-K was filed during the three months ended November 30, 1996.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DEKALB Genetics Corporation



                                          Thomas R. Rauman
                                          ----------------
                                             (Signature)
                                          Thomas R. Rauman
                                          Vice President-Finance
                                          Chief Financial Officer

Date:  January 10, 1997