Form 10-Q/A
period 1996-11-30
DEKALB GENETICS CORP
filed 1997-01-17
CIK 835015

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington DC 20549


                              FORM 10-Q/A

                    AMENDMENT TO APPLICATION OR REPORT

               Filed pursuant to Section 12, 13, or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934

                       DEKALB Genetics Corporation
           (Exact name of registrant as specified in its charter)


                            AMENDMENT NO. 1

   The undersigned registrant hereby amends the following items, exhibits or other portions of its Quarterly Report for the three month period ended November 30, 1996 on form 10-Q as set forth in the pages attached hereto:

                                                                  Page
                                                                  ----
Item 1. - Financial Statements

          Condensed Consolidated Statements of Operations for
          the three months ended November 30, 1996 and 1995         3

          Condensed Consolidated Balance Sheets, November 30, 1996
          and 1995 and August 31, 1996                              4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended Novebmer 30, 1996 and 1995             5

          Notes to Condensed Consolidated Financial Statements     6-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      8-9

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SIGNATURE


Date:  January 17, 1997                          Thomas R. Rauman
                                                ------------------
                                                    (Signature)
                                                  Thomas R. Rauman
                                               Vice President-Finance,
                                               Chief Financial Officer

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

                           DEKALB GENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                        November        November
                                          1996            1995
                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                      $ 2.1           $(0.1)
 Adjustments to reconcile net income
  to net cash flow from operating activities:
    Depreciation and amortization           3.1             2.7
    Equity (earnings) loss, net of
     dividends                              0.9             0.1
    Other                                   1.0            (0.1)
 Changes in assets and liabilities:
    Receivables                             3.3             9.2
    Inventories                          (128.3)          (80.4)
    Other current assets                  (24.4)          (16.1)
    Accounts payable                       64.8            57.0
    Accrued expenses                       26.4             9.0
    Other assets and liabilities           (1.3)              -
                                        --------         -------
       Net cash flow used by
         operating activities           $ (52.4)        $ (18.7)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and
   equipment                               (8.1)           (6.1)
 Proceeds from sale of property,
   plant and equipment                      0.1             0.2
 Other                                        -               -
                                         -------         -------

     Net cash flow used by
      investing activities               $ (8.0)          $(5.9)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings       38.0            27.0
 Dividends paid                            (1.2)           (1.0)
 Other                                      0.7             0.2
                                         -------         -------

     Net cash flow provided by
      financing activities               $ 37.5          $ 26.2

     Net effect of exchange rates on cash  (0.3)            0.1
                                         -------         -------
     Net (decrease) increase in cash
      and cash equivalents                (23.2)            1.7
 Cash and cash equivalents August 31       23.3             3.0
                                         -------         -------
 Cash and cash equivalents at the end
  of November                             $ 0.1           $ 4.7
                                         -------         -------
                                         -------         -------
Supplemental Cash Flow Information
 Cash paid (refunded) during the
  period for:
                      Income taxes        $ 0.9           $(1.0)
                      Interest            $ 1.2           $ 2.2

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

Financial Position
------------------

During the first quarter, the net cash outflow from operations was $52.4 million compared with $18.7 milliion in the prior year. Cash required for seed corn production increased substantially due to a larger crop and higher commodity prices.

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