Form 10-Q
period 1997-02-28
DEKALB GENETICS CORP
filed 1997-04-10
CIK 835015

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




                            FORM 10-Q



(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----
       Exchange Act of 1934

       For the six month period ended February 28, 1997 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities
-----
       Exchange Act 1934

       For the transition period from               to
                                      -------------     ----------------



                        Commission file number:  0-17005

                         DEKALB Genetics Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                   36-3586793
-------------------------------------------------------------   ------------
(State or other jurisdiction of incorporation or organization)   (I.R.S.
                                                   Employer Identification No.)


     3100 Sycamore Road, DeKalb, Illinois                       60115
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)


                                    815-758-3461
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ------        -------


   Title of class                        Outstanding as of February 28, 1997
----------------------------             -----------------------------------
Class A Common, no par value                  2,394,546
Class B Common, no par value                 14,746,308




Exhibit index is located on page 2
Total number of pages 12

                          DEKALB GENETICS CORPORATION

                                     INDEX



                         PART 1.  FINANCIAL INFORMATION
(Unaudited except for the Condensed Consolidated Balance Sheet as of August 31,
                                     1996)


                                                                   Page


Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the six
          months ended February 28, 1997 and February 29, 1996......3

          Condensed Consolidated Statements of Operations for the three months ended February 28, 1997 and February 29, 1996......4

          Condensed Consolidated Balance Sheets, February 28, 1997 and
          February 29, 1996 and August 31, 1996.....................5

          Condensed Consolidated Statements of Cash Flows for the six
          months ended February 28, 1997 and February 29, 1996......6

          Notes to Condensed Consolidated Financial Statements......7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................8-10





                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................11

Item 6.   Exhibits and Reports on Form 8-K..........................11



                DEKALB GENETICS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
       (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                        (UNAUDITED)



                                        February    February
                                          1997        1996
                                        --------    --------



Revenues                                 $259.4     $230.4
Cost of revenues                          132.3      123.5
                                         ------     ------

     GROSS MARGIN                         127.1      106.9

Selling expenses                           44.5       43.0
Research and development cost              31.4       26.9
General and administrative expenses        19.1       16.2
                                         ------     ------
     OPERATING EARNINGS                    32.1       20.8

Interest expense, net of interest
income of $0.8
  in 1997 and $0.3 in 1996                 (2.4)      (4.4)
Other income (expense), net                 0.5       (0.7)
                                         ------     ------
Earnings before income taxes               30.2       15.7
Income tax provision                       11.8        6.1
                                         ------     ------
NET EARNINGS                             $ 18.4     $  9.6
                                         ======     ======


NET EARNINGS PER SHARE                   $ 1.03     $ 0.61
                                         ======     ======

DIVIDENDS PER SHARE                      $ 0.14     $ 0.134
                                         ======     =======

The accompanying notes are an integral part of the financial statements.

                  DEKALB GENETICS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
        (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                          (UNAUDITED)
                                           February    February
                                             1997        1996
                                           --------    --------

Revenues                                   $192.3      $180.3
Cost of revenues                             93.4        95.1
                                           ------      ------

     GROSS MARGIN                            98.9        85.2

Selling expenses                             34.8        35.5
Research and development cost                25.4        21.4
General and administrative expense           10.9        10.0
                                           ------      ------

     OPERATING EARNINGS                      27.8        18.3

Interest expense, net of interest income
of $0.4 in 1997 and $0.1 in 1996             (1.1)       (2.1)
Other income (expense), net                   0.1        (0.3)
                                           -------     ------
Earnings before income taxes                 26.8        15.9
Income tax provision                         10.5         6.2
                                           -------     ------


NET EARNINGS                              $  16.3     $   9.7
                                          =======     =======




NET EARNINGS PER SHARE                      $ 0.91    $   0.61
                                          ========    ========

DIVIDENDS PER SHARE                         $ 0.07    $   0.067
                                          ========    =========

 The accompanying notes are an integral part of the financial statements.




                      DEKALB GENETICS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
      FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 AND AUGUST 31, 1996
                         (DOLLARS IN MILLIONS)
                                        February    February    August

                                          1997        1996        1996
                                        --------    --------    ------
                                            (Unaudited)
                                        --------------------
Current assets:
  Cash and cash equivalents             $28.1        $15.0       $23.3
  Notes and accounts receivable, net
of allowance for
   doubtful accounts of $4.3 at
February 28, 1997, $3.6 at
   February 29, 1996, and $3.6 at
August 31, 1996                          69.6         79.7        54.6
  Inventories (Note 2)                  152.9        112.7        99.1
  Deferred income taxes                   8.2          4.7         8.2
  Other current assets                    7.1          5.1         4.8
                                       ------       ------      ------
     Total current assets               265.9        217.2       190.0

Investments in and advances to related    5.7          3.6         5.0
companies
Intangible assets                        40.9         42.8        41.6
Other assets                              8.9          5.6         7.2
Property, plant and equipment, at cost  281.1        247.8       266.0
  Less accumulated depreciation and    (150.2)      (143.2)     (146.5)
amortization
                                       ------       ------      ------

     Net property, plant and equipment  130.9        104.6       119.5
                                       ------       ------      ------

Total assets                          $ 452.3      $ 373.8     $ 363.3
                                      =======      =======     =======

Current liabilities:
  Notes payable                         $10.1        $28.6       $ -
  Accounts payable, trade                45.4         34.5        13.6
  Other accounts payable                 39.0         25.2        34.1
  Other current liabilities              55.6         49.2        39.6
                                       ------        -----       -----

     Total current liabilities          150.1        137.5        87.3

Deferred compensation and other           7.7          6.1         7.1
credits
Deferred income taxes                    21.7         11.1        15.3
Long-term debt, less current             85.0         85.0        85.0
maturities
Shareholders' equity:
  Capital stock:
     Common, Class A; no par value,
authorized 15,000,000
      shares, issued 2,394,692 at
February 28, 1997 and
      749,453 at February 29, 1996        0.2          0.1         0.2
     Common, Class B; no par value,
non-voting authorized,
     45,000,000 shares, issued
14,965,911 at February 28, 1997
      and 4,538,698 at  February 29,      1.5          0.4         1.5
1996
  Capital in excess of stated value     112.3         81.6       109.7
  Retained earnings                      79.7         59.8        63.7
  Currency translation adjustments       (3.5)        (5.4)       (4.1)
                                        -----        -----       -----
                                        190.2        136.5       171.0
     Less treasury stock, at cost        (2.4)        (2.4)       (2.4)
                                        -----        -----       -----

Total shareholders' equity              187.8        134.1       168.6
                                        -----        -----       -----

Total liabilities and shareholders'   $ 452.3      $ 373.8     $ 363.3
equity                                =======      =======     =======



The accompanying notes are an integral part of the financial statements.


                  DEKALB GENETICS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                     (DOLLARS IN MILLIONS)
                          (UNAUDITED)

                                            February    February
                                              1997        1996
                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $18.4         $9.6
  Adjustments to reconcile net income to
  net cash
   flow from operating activities:
     Depreciation and amortization             6.2          5.4
     Equity (earnings) loss, net of            0.4         (0.2)
     dividends of $1.8 in 1997
     Other                                     7.3          5.4

  Changes in assets and liabilities:
     Receivables                             (15.6)       (22.9)
     Inventories                             (53.8)       (11.8)
     Other current assets                     (2.5)        (1.4)
     Accounts payable                         36.6         37.4
     Accrued expenses                         13.7         14.1
     Other assets and liabilities              2.9          4.8
                                             -----        -----

       Net cash flow provided by              13.6         40.4
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and           (18.6)        (9.9)
equipment
  Proceeds from sale of property, plant        0.9          0.3
and equipment
  Other                                        -           (3.5)
                                            ------       ------

       Net cash flow used by investing     (  17.7)     (  13.1)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings         10.0          -
  Principal payments made on short-term        -          (14.2)
borrowings
  Dividends paid                              (2.4)        (2.1)
  Other                                        1.9          0.7
                                             -----        -----

       Net cash flow provided (used) by        9.5      (  15.6)
financing activities

       Net effect of exchange rates on        (0.6)         0.3
cash                                         -----        -----


       Net increase in cash and cash           4.8         12.0
equivalents
  Cash and cash equivalents August 31         23.3          3.0
                                             -----        -----

  Cash and cash equivalents at the end of  $  28.1      $  15.0
February                                     =====        =====



Supplemental Cash Flow Information
-----------------------------------------

  Cash paid (refunded) during the period
for:
                           Income taxes       $1.1        $(0.7)
                           Interest           $3.5         $7.2

  The accompanying notes are an integral part of the financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           (Unaudited)
                           -----------

1.The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-
  K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at February 29, 1996 is included herein as part of the condensed consolidated financial statements.

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

2.Inventories, valued at the lower of cost or market (in millions), were as follows:

                               February    February     August
                                 1997        1996        1996
                               --------    --------     ------

Commercial seed                 $139.5      $ 99.8       $ 86.0
Swine                              9.7         8.0          9.6
Supplies and other                 3.7         4.9          3.5
                                ------      ------       ------
                               $ 152.9     $ 112.7      $  99.1
                               =======     =======      =======



3.The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position. Additional information in
  Part II, Other Information, Item 1 - Legal Proceedings.

  Most potential property losses are self-insured.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Net earnings for the first six months of fiscal 1997 were $18.4 million ($1.03 per share) compared with $9.6 million ($.61 per share) for the same period of fiscal 1996. Revenues increased 13 percent as corn selling prices in Argentina and North America increased largely due to a significant portion of the volume mix in the higher price categories. Swine segment revenues increased as the result of higher market hog prices.

North American segment earnings were up $7.9 million due to largely higher corn unit margins and third party royalty payments. The increase in international seed segment earnings was due to higher corn volume and margins from increased sales of single cross hybrids in Argentina combined with higher equity earnings from Mexico. In addition, interest expense for the first six months of the current year was $2.0 million less than in the prior year first six months due to lower corporate borrowing requirements.

Fiscal 1997 second quarter net earnings of $16.3 million ($.91 per share) were substantially higher than a year ago when net earnings were $9.7 million ($.61 per share). North American corn unit margins combined with increased selling prices in Argentina and royalty payments accounted for most of the improvement.

          Quarterly Industry Segment Revenues and Earnings
          ------------------------------------------------
                             In Millions
                             -----------
                             (Unaudited)
                             -----------
                               Second Quarter         Year-to-Date
                             -------------------   ------------------
                             February   February   February  February
                               1997       1996       1997      1996
                             --------   --------   --------  --------
Revenues

  North American Seed        $157.3     $142.7     $162.4    $149.1


  International Seed           21.1       26.2       69.2      57.7


  Swine                        13.9       11.4       27.8      23.6
                             ------     ------     ------    ------

     Total revenues         $ 192.3    $ 180.3    $ 259.4   $ 230.4
                            =======    =======    =======   =======

Earnings


  North American Seed         $23.5      $15.9      $23.3     $15.4


  International Seed            6.2        4.2       12.1       7.2


  Swine                         0.3        -          0.6       0.7
                              -----      -----      -----     -----

     Total operations          30.0       20.1       36.0      23.3




  General corporate            (2.1)      (2.1)      (3.4)     (3.2)
expenses

  Net interest expense         (1.1)      (2.1)      (2.4)     (4.4)
                              -----      -----      -----     -----

     Earnings before income    26.8       15.9       30.2      15.7
taxes

  Income tax provision         10.5        6.2       11.8       6.1
                              -----      -----      -----     -----
Net Earnings                $  16.3     $  9.7    $  18.4    $  9.6
                            =======     ======    =======    ======



Seed
----

North American and European sales and net earnings are primarily realized in the second and third fiscal quarters (December through May) and for that reason, the first six month's results should not be annualized. The best year-to-year comparison of seed results from these two markets is a combined total of the second and third quarters for the years compared.

  North American Seed
  -------------------

  North American seed segment earnings for the first six months of fiscal 1997 were $7.9 million higher than a year ago on a nine percent increase in revenues. Corn unit margins increased over 15 percent based on sales volume mix, selling price increases, and lower production costs. Fiscal 1996 costs were negatively impacted by adverse planting and growing conditions in the summer of 1995 while current year costs benefited from above-target production yields, partly offset by a projected increase in discard costs. The corn gross margin improvements were reduced by increased operating expenses as the Company continues to expand research and development efforts.

  Revenues increased nearly nine percent during the first six months of fiscal 1997 compared to the corresponding period a year ago. Higher selling prices for both corn and soybeans, together with royalty payments, resulted in the increase. Royalty payments, which depend on third-party company sales, are being accrued in the future second and third quarters, consistent with the historical pattern of DEKALB sales. Corn volume to date was comparable with a year ago; however, the Company expects, based on cash payments and ship request information to date, that it will increase North American corn market share again this fiscal year. These forward-looking statements are subject to several risk factors that could cause actual results to differ from projections. Among these factors are the company's relative product performance and competitive market position, weather conditions, commodity prices, trade policies, market conditions, and results of pending litigation.

  Fiscal 1997 second quarter segment earnings improvement of $7.6 million was the result of the same factors described above because segment earnings for the six months occur primarily in the second quarter.

  International Seed
  ------------------

  International seed segment earnings increased by $4.9 million, or 68 percent, over the prior year six month results on a 20 percent increase in revenues. Operations in Argentina and Mexico were primarily responsible for the earnings improvement. Higher unit margins, driven largely by higher selling prices for corn and sunflowers, were the major factors contributing to the improvement in Argentina. Increased demand for single-cross corn hybrids generated a volume mix shift to higher priced products. In Mexico, higher corn and sorghum sales volumes generated improved earnings from the Company's equity investment.

  In Argentina, a much higher than normal proportion of the season's shipments and revenues occurred in the first quarter, distorting quarter-to-quarter comparisons. Favorable cost and returned goods adjustments in the second quarter of fiscal 1997 were largely responsible for the $2 million increase in segment earnings, despite lower reported revenues in the quarter.

Swine
-----

Swine segment revenues increased 18 percent over the prior year six months mainly due to higher market hog prices. The fiscal 1997 average market hog price received by the Company was $56 per hundred weight compared with $48 per hundred weight for the first six months of fiscal 1996. Although total sales volume was nearly comparable with the same period a year ago, a shift toward increased breeding stock sales was a factor in higher revenues.

Swine segment profitability in the first six months of fiscal 1997 decreased $0.1 million from the same period in fiscal 1996. Total gross margin was negatively affected by the impact of high feed costs incurred during the spring and summer of 1996 and currently charged through cost of goods sold. As current inventory levels are sold, cost per unit will decrease as the result of lower feed prices incurred during and after the harvest season last fall.

General
-------

The effective tax rate was 39 percent in each of the six month periods reported. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

Interest expense decreased $2.0 million in fiscal 1997 due to lower corporate borrowing requirements.

Financial Position
------------------

During the first six months of fiscal 1997, net cash flow from operations was $13.6 million for the current year compared with $40.4 million of cash generated in the prior year. Cash required for seed corn production increased substantially due to a larger crop. Increased capital spending on seed production facilities also accounted for the higher cash requirements for investments.

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

                             Part II

                        OTHER INFORMATION
                        -----------------

Item 1.   Legal Proceedings
---------------------------

     The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. Three of such cases involve patent related matters. On October 1, 1996 Plant Genetics Systems, a Belgian company, filed a lawsuit against the Company in the federal district court of Connecticut in which they allege that the Company is infringing U.S. Patent No. 5,561,236. That patent purports to be directed to certain genetically engineered plants and cells that exhibit resistance to certain herbicides. On October 22, 1996 two subsidiaries of Mycogen Corporation filed a lawsuit against the Company and two other defendants in the federal district court of Delaware in which they allege that the defendants are infringing U.S. Patent Nos. 5,567,600 and 5,567,862. Those patents purport to be directed to certain processes that produce or plants that exhibit certain insect resistance. On January 21, 1997, Novartis Seeds, Inc. filed a lawsuit against the Company in the federal district court of Delaware in which they allege that the Company is infringing U.S. Patent No. 5,595,733. That patent purports to be directed to certain methods for protecting certain plants against pest damage. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

     The Company is also the plaintiff in various legal actions.  Refer to Item
     3. "Legal Proceedings'' of the Company's Form 10-K for a discussion of such actions.

Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------

     The annual meeting of stockholders of the Company was held on Monday, January 13, 1997. The stockholders elected four directors and the votes were cast as follows:
                                 For         Withheld
                               --------      --------

          Tod R. Hamacheck     2,024,114        721
          John T. Roberts      2,024,114        721
          Richard O. Ryan      2,023,777      1,058
          William M. Ziegler   2,023,802      1,033

     There were no absentions or broker non-votes.


Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------

(a)  Exhibit 11 -

     Computation of Net Earnings per Common and Common Equivalent Shares for the six months ended February 28, 1997 and February 29, 1996 and for the six months ended February 28, 1997 and February 29, 1996.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended February 28, 1997.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DEKALB Genetics Corporation
                     ---------------------------



Date:  April 9, 1997                  Thomas R. Rauman
                                    ---------------------
                                         (Signature)
                                    Thomas R. Rauman
                                    Vice President-Finance,
                                    Chief Financial Officer