Form 10-Q
period 1997-05-31
DEKALB GENETICS CORP
filed 1997-07-11
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-Q



(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
_____
       Exchange Act of 1934

       For the nine month period ended May 31, 1997 or

_____  Transition report pursuant to Section 13 or 15 (d) of the Securities

       Exchange Act 1934

       For the transition period from ________________ to _________________




                        Commission file number:  0-17005

                         DEKALB Genetics Corporation
     _____________________________________________________
     (Exact name of registrant as specified in its charter)

           Delaware                                               36-3586793
_____________________________________________________________    _____________
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)


   3100 Sycamore Road, DeKalb, Illinois                            60115
   _______________________________________                       _________
   (Address of principal executive offices)                      (Zip Code)


                                   815-758-3461
              ___________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
    _______        _______


   Title of class                        Outstanding as of May 31, 1997
____________________________             ______________________________
Class A Common, no par value                  2,354,251
Class B Common, no par value                 14,808,371




Exhibit index is located on page 2
Total number of pages 12

                          DEKALB GENETICS CORPORATION

                                     INDEX



                         PART 1.  FINANCIAL INFORMATION
(Unaudited except for the Condensed Consolidated Balance Sheet as of August 31,
                                     1996)


                                                          Page


Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the nine months ended May 31, 1997 and 1996................3

          Condensed Consolidated Statements of Operations for the three months ended May 31, 1997 and 1996................4

          Condensed Consolidated Balance Sheets, May 31, 1997 and 1996
          and August 31, 1996...............................5

          Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 1997 and 1996................6

          Notes to Condensed Consolidated Financial Statements. . . .7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................9-11





                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................12

                DEKALB GENETICS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
       (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                        (UNAUDITED)

                                          May         May
                                          1997        1996
                                       _________    ________



Revenues                                 $438.0     $367.4
Cost of revenues                          221.3      192.0
                                       _________    ________

     GROSS MARGIN                         216.7      175.4

Selling expense                            78.0       69.7
Research and development cost              54.2       44.4
General and administrative expense         30.1       26.0
                                       _________    ________

     OPERATING EARNINGS                    54.4       35.3

Interest expense, net of interest
income of $0.8
  in 1997 and $0.3 in 1996                 (4.1)      (5.8)
Other income, net                           1.3        0.3
                                        ________   _________

Earnings before income taxes               51.6       29.8
Income tax provision                       20.1       11.6
                                        ________   _________
NET EARNINGS                            $  31.5    $  18.2





NET EARNINGS PER SHARE                  $   1.76   $   1.12
                                        ========== =========


DIVIDENDS PER SHARE                     $   0.21   $  0.203
                                        =========  =========


The accompanying notes are an integral part of the financial statements.

                DEKALB GENETICS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996
       (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                        (UNAUDITED)

                                             May       May
                                            1997       1996
                                           _______    _______
Revenues                                   $178.6     $137.0
Cost of revenues                             89.0       68.4
                                           ________   _______

     GROSS MARGIN                            89.6       68.6

Selling expense                              33.5       26.7
Research and development cost                22.8       17.5
General and administrative expense           11.0        9.8
                                           ________   _______

     OPERATING EARNINGS                      22.3       14.6

Interest expense, net of interest income
of $0.4
  in 1997 and $0.1 in 1996                   (1.7)      (1.4)
Other income, net                             0.8        0.9
                                           ________   _______

Earnings before income taxes                 21.4       14.1
Income tax provision                          8.3        5.5
                                           ________   _______


NET EARNINGS                               $ 13.1      $ 8.6
                                           ========   ========


NET EARNINGS PER SHARE                     $ 0.73     $ 0.51
                                           ========   ========


DIVIDENDS PER SHARE                        $ 0.07     $ 0.07
                                           ========   ========


The accompanying notes are an integral part of the financial statements.


                   DEKALB GENETICS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            MAY 31, 1997 AND 1996 AND AUGUST 31, 1996
                      (DOLLARS IN MILLIONS)

                                         May        May     August
                                         1997       1996     1996
                                         -------    ------  -------
                                            (Unaudited)
                                         ------------------

Current assets:
  Cash and cash equivalents             $ -         $1.7    $23.3
  Notes and accounts receivable, net
of allowance for
   doubtful accounts of $5.3 at May
31, 1997, $4.2 at
   May 31, 1996, and $3.6 at August     156.1      139.0     54.6
31, 1996
  Inventories (Note 2)                   96.0       69.2     99.1
  Deferred income taxes                   8.2        4.7      8.2
  Other current assets                   10.2        6.0      4.8
                                        ------     ------   ------

     Total current assets               270.5      220.6    190.0

Investments in and advances to related    5.1        3.8      5.0
companies
Intangible assets                        40.6       42.2     41.6
Other assets                              9.4        6.2      7.2
Property, plant and equipment, at cost  292.6      252.5    266.0
  Less accumulated depreciation and    (151.5)    (144.9)  (146.5)
amortization                           -------    -------  -------


     Net property, plant and equipment  141.1      107.6    119.5
                                       -------    -------  -------

Total assets                           $466.7     $380.4   $363.3
                                       =======    ======   =======


Current liabilities:
  Notes payable                         $58.9      $14.3    $ -
  Accounts payable, trade                10.5        5.7     13.6
  Other accounts payable                  7.0       26.9     34.1
  Other current liabilities              73.8       61.1     39.6
                                       -------     ------   ------

     Total current liabilities          150.2      108.0     87.3

Deferred compensation and other           8.3        6.3      7.1
credits
Deferred income taxes                    24.4       11.2     15.3
Long-term debt, less current             85.0       85.0     85.0
maturities

Shareholders' equity:
  Capital stock:
     Common, Class A; no par value,
authorized 15,000,000 shares,
      shares, issued 2,354,251 at May
31, 1997 and
      2,405,289 at May 31, 1996           0.2        0.2      0.2
     Common, Class B; no par value,
non-voting authorized,
     45,000,000 shares, issued
15,029,974 at May 31, 1997
      and 14,588,562 at May 31, 1996      1.5        1.5      1.5
  Capital in excess of stated value     112.8      109.6    109.7
  Retained earnings                      91.6       66.0     63.7
  Currency translation adjustments       (4.8)      (5.0)    (4.1)
                                       -------     ------   ------
                                        201.3      172.3    171.0
     Less treasury stock, at cost        (2.5)      (2.4)    (2.4)
                                       -------     ------   ------

Total shareholders' equity              198.8      169.9    168.6
                                       -------     ------   ------

Total liabilities and shareholders'    $466.7     $380.4   $363.3
equity                                 =======    =======  =======


  The accompanying notes are an integral part of the financial statements.

                DEKALB GENETICS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                   (DOLLARS IN MILLIONS)
                        (UNAUDITED)

                                             May        May
                                             1997       1996
                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $31.5     $18.2
  Adjustments to reconcile net income to
net cash
   flow from operating activities:
     Depreciation and amortization             9.3       8.2
     Equity earnings, net of dividends of     (0.3)     (0.6)
$1.8 in 1997
     Other                                    14.8       7.4

  Changes in assets and liabilities:
     Receivables                            (102.5)    (82.6)

     Inventories                              (0.1)     30.0
     Other current assets                     (5.6)     (2.3)
     Accounts payable                        (30.2)     10.2
     Accrued expenses                         31.0      25.4
     Other assets and liabilities              1.7       3.1
                                             ------    ------

       Net cash flow (used) provided by    (  50.4)     17.0
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and           (31.3)    (13.4)
equipment
  Proceeds from sale of property, plant        1.4       0.4
and equipment
  Other                                        -        (3.2)
                                           --------   --------

       Net cash flow used by investing     (  29.9)    (16.2)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings         58.9       -
  Principal payments made on short-term        -       (28.5)
borrowings
  Dividends paid                              (3.6)     (3.1)
  Sale of equity                               -        27.7
  Other                                        2.3       1.1
                                            --------   -------

       Net cash flow provided (used) by       57.6    (  2.8)
financing activities

       Net effect of exchange rates on        (0.6)      0.7
cash                                        --------   -------


       Net decrease in cash and cash         (23.3)     (1.3)
equivalents
  Cash and cash equivalents August 31         23.3       3.0
                                            --------   -------

  Cash and cash equivalents at the end of  $   0.0    $  1.7
May                                        =========  ========



Supplemental Cash Flow Information

  Cash paid  during the period for:
                           Income taxes       $6.0      $4.2
                           Interest           $5.0      $6.9

The accompanying notes are an integral part of the financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           (Unaudited)


1.The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-
  K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at May 31, 1996 is included herein as part of the condensed consolidated financial statements.

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

2.Inventories, valued at the lower of cost or market (in millions), were as follows:

                                May      May     August
                                1997     1996     1996
                               ------   ------   ------
Commercial seed                $80.9    $54.6    $86.0
Swine                            9.6      8.9      9.6
Supplies and other               5.5      5.7      3.5
                              -------   ------   ------
                               $96.0    $69.2    $99.1
                              =======   ======   ======



  During the first nine months of fiscal 1997, inventories increased primarily due to a larger corn production crop when compared to the same period a year ago.

3.The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

  Most potential property losses are self-insured.

4. On January 31, 1996, the Company entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products. The two companies will share the royalties received from third parties relating to the patents covered by such cross-licensing agreements.

  During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. The three-for-one stock split to shareholders of record on May 10, 1996 is reflected in the following share and price information. Monsanto purchased from DEKALB 242,721 newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $
  21.67 and 1,134,000 newly issued shares of Class B (non-voting) Common Stock at a price per share of $21.67. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company has risen to over17.0 million from about 15.6 million.

  Monsanto also acquired 5,171,214 shares of DEKALB's publicly traded Class B Stock in a separate cash tender offer at a price of $23.67 per share. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, and $3.0 million in February, 1997, the first two payments under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

  As of May 31, 1997, Monsanto held 242,721 shares of Class A and 6,582,706 shares of Class B Common Stock. This represents approximately ten percent of the Class A voting shares and 45 percent of the Class B non-voting shares.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Net earnings for the first nine months of fiscal 1997 were $31.5 million ($1.76 per share) compared with $18.2 million ($1.12 per share) for the same period of fiscal 1996. Revenues increased 19 percent as corn average selling prices in Argentina and North America increased largely due to a significant portion of the volume shifting to higher price categories. Swine segment revenues increased as the result of higher market hog prices.

North American Seed segment earnings were up $13.4 million largely due to higher corn unit margins and third party royalties. The increase in international seed segment earnings was due to higher corn volume and margins from increased sales of single cross hybrids in Argentina combined with higher equity earnings from Mexico. In addition, consolidated interest expense for the first nine months of fiscal 1997 was $1.7 million less than in the prior year first nine months due to lower average corporate borrowing requirements.

Fiscal 1997 third quarter net earnings of $13.1 million ($.73 per share) were substantially higher than a year ago when net earnings were $8.6 million ($.51 per share). Higher North American corn unit margins combined with increased average selling prices in Argentina accounted for the improvement.

       Quarterly Industry Segment Revenues and Earnings
       ------------------------------------------------
                          In Millions
                          -----------
                          (Unaudited)
                          -----------
                             Third Quarter       Year-to-Date
                            --------------      --------------

                             May      May        May      May
                             1997     1996       1997     1996
                             ----     ----       ----     ----



Revenues
  North American Seed       $140.0   $105.5    $302.4   $254.6

  International Seed          24.7     20.9      93.9     78.6


  Swine                       13.9     10.6      41.7     34.2
                            ------   ------    -------  ------

     Total revenues         $178.6   $137.0    $438.0   $367.4
                            ======   ======    ======   ======




Earnings


  North American Seed       $21.1     $15.6     $44.4    $31.0
  International Seed          6.3       2.4      18.4      9.6
  Swine                      (0.5)     (0.6)      0.1      0.1
                            ------    ------    -----    -----

     Total operations        26.9      17.4      62.9     40.7



  General corporate          (3.8)     (1.9)     (7.2)    (5.1)
expenses

  Net interest expense       (1.7)     (1.4)     (4.1)    (5.8)
                            ------    ------    ------   ------

     Earnings before
income taxes                 21.4      14.1      51.6     29.8

  Income tax provision        8.3       5.5      20.1     11.6
                            ------    ------    ------   ------




Net Earnings                $13.1     $ 8.6     $31.5    $18.2
                            ======    ======    ======   ======


Seed
----

  North American Seed
  -------------------

  North American seed segment earnings for the first nine months of fiscal 1997 were 43 percent, or $13.4 million, higher than a year ago. Corn unit margins increased over $5.00 per unit based on sales mix, selling price increases, and lower production costs. Fiscal 1996 costs were negatively impacted by adverse planting and growing conditions in the summer of 1995 while current year costs benefited from above-target production yields, partly offset by a projected increase in discard units. The corn gross margin improvements were partially offset by shared increases in operating expenses as the Company continues to expand research and development efforts.

  Revenues increased 19 percent during the first nine months of fiscal 1997 compared to the corresponding period a year ago. Higher volumes and selling prices for both corn and soybeans, together with third-party royalties, resulted in the increase. Royalties, which depend on sales by third parties, were accrued in the second and third quarters, consistent with the historical pattern of DEKALB sales. Corn sales volume increased about five percent compared with a year ago, but the magnitude of the market share gain will be dependent upon final planted acreage.

  Fiscal 1997 third quarter segment earnings improvement of $5.5 million was the result of the same factors described for the nine month period.

  International Seed
  ------------------

  International seed segment earnings for the first nine months of fiscal 1997 increased by $8.8 million, or 92 percent, over the prior year nine month results on a 19 percent increase in revenues. Operations in Argentina and Mexico were primarily responsible for the earnings improvement. Higher corn margins, driven largely by increased sales volume accompanied by higher average selling prices, were the major factors contributing to the improvement in Argentina. Increased demand for single-cross corn hybrids generated a volume mix shift to higher priced products. In Mexico, higher corn and sorghum sales volumes generated improved earnings from the Company's equity investment.

  Revenues for the third quarter of fiscal year 1997 increased 18 percent from the same period a year ago. An increase in Argentine corn sales volume was the main contributing factor.

Swine
-----

Swine segment revenues for the first nine months of fiscal 1997 increased 22 percent over the prior year nine months mainly due to higher market hog prices. The fiscal 1997 average market hog price received by the Company was $56 per hundred weight compared with $49 per hundred weight for the first nine months of fiscal 1996. Increased demand for genetically improved breeding stock also contributed to higher revenues.

Swine segment profitability in the first nine months of fiscal 1997 was flat with the same period in fiscal 1996. Gross margin was negatively impacted by higher production costs and offset the revenue improvements when compared with prior year.

General
-------

The effective tax rate was 39 percent in each of the nine month periods reported. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

Interest expense decreased $1.7 million in fiscal 1997 due to lower average corporate borrowing requirements during the nine month period.

Financial Position
------------------

During the first nine months of fiscal 1997, a larger seed corn production crop and additional investments in seed production facilities resulted in increased short-term borrowings. In the prior year, cash from the sale of equity allowed the Company to reduce the short-term debt level to $14.3. Consistent with the Company's intentions, investments in research and development have increased $9.8 during the first nine months of fiscal 1997 when compared with the same period of fiscal 1996.

Cash requirements for the first nine months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December, 1999. These agreements contain various restrictions on the activities of the Company as to maintenance of working capital and tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

Any forward-looking statements, oral or written, are subject to several risk factors that could cause actual results to differ from projections. Among these factors are the company's relative product performance and competitive market position, weather conditions, commodity prices, trade policies, market conditions, and results of pending litigation.

                             Part II

                        OTHER INFORMATION
                        -----------------


Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------

(a)  Exhibit 11 -
     Computation of Net Earnings per Common and Common Equivalent Shares for the nine months ended May 31, 1997 and 1996 and for the three months ended May 31, 1997 and 1996.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the three months ended May 31, 1997.





                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DEKALB Genetics Corporation
                     ---------------------------



Date:  July 10, 1997                     Thomas R. Rauman
                                    -----------------------
                                              (Signature)
                                    Thomas R. Rauman
                                    Vice President-Finance,
                                    Chief Financial Officer