Form 10-K
period 1997-08-31
DEKALB GENETICS CORP
filed 1997-10-14
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-K



(Mark One)

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

      Act of 1934

      For the fiscal year ended August 31, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

      For the transition period from               to




                       Commission file number :  0-17005
                          DEKALB GENETICS CORPORATION

             (Exact name of registrant as specified in its charter)
             Delaware                          36-3586793

(State or other jurisdiction of incorporation or organization)        (I.R.S.
       Employer Identification No.)

   3100 Sycamore Road, DeKalb, Illinois  60115                   815-758-3461


     (Address of principal executive offices)     (Registrant's telephone
       number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange
       Title of each class                on which registered

   Class B Common Stock, no par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes           X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
The aggregate market value of all Common Stock held by non-affiliates was $1,208,589,101 based upon the closing price on the New York Stock Exchange on September 30, 1997. (The officers and directors of the registrant are considered affiliates for purposes of this calculation.)

As of September 30, 1997, 4,700,459 shares of the registrant's Class A Common Stock and 29,698,821 shares of the registrant's Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the annual shareholders' meeting are incorporated herein by reference into Part III.

Any forward looking statements, oral or written, are subject to several risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Among these factors are the Company's relative product performance and competitive market position, weather conditions, commodity prices, trade policies, market conditions, and results of pending litigation.

                                     PART I

ITEM 1.  BUSINESS


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

  DEKALB conducts major research and development programs on those genetically determined traits which are of primary importance to the producer's profitability. The Company develops primary or inbred lines through a process of observation, evaluation and selection for further breeding of those plants or swine which exhibit improved performance in certain traits. These primary or inbred lines, when mated or crossed to other primary or inbred lines, will pass on to their progeny the improved performance in those traits for which the primary or inbred lines were selected. Additionally, a fundamental genetic principle--called heterosis, or hybrid vigor--is utilized. Heterosis occurs when the progeny of genetically dissimilar parents have certain performance characteristics which are superior to those of either parent.

  DEKALB uses these principles of genetic selection and heterosis to provide products for the modern day agricultural industry. The Company also develops production and management techniques to complement the performance potential which resides in the genetic composition of its products.

  As part of its research and development, DEKALB uses biotechnology to improve hybrid performance. For example, using gene cloning and transformation techniques in the seed business, researchers are able to incorporate genes from various sources to create new, value-added traits such as herbicide resistance, insect resistance, and improved nutritional quality. Further, DNA marker techniques enable researchers to correlate field performance with genetic makeup thereby giving them an improved ability to breed for desired product characteristics.

  DEKALB is a Delaware corporation which was organized on June 15, 1988. It succeeded from the genetics businesses of DEKALB Corporation which was originally founded in 1917.
(b) Industry Segment and Geographic Area Information is included in Part II, Item 8, Footnotes R and N of the financial statements.

(c) The following narrative describes the businesses of each segment and other general matters of the Company.

SEED


DEKALB Seed, headquartered in DeKalb, Illinois, engages in the research and development of hybrid corn, varietal soybean, hybrid sorghum, hybrid sorghum-sudangrass and hybrid sunflower seed. The Company, directly or through its affiliates, contracts with growers to produce the seeds of such plants and markets them under the DEKALB brand. It also markets varietal alfalfa and other forage mixtures.

RESEARCH AND DEVELOPMENT.  Crop producers are very conscious of product performance and respond to new, improved products. As a research-based company, DEKALB commits significant resources (approximately 13 percent of DEKALB Seed's consolidated worldwide revenues in fiscal year 1997) to the research and development of improved products. Total worldwide research and development expenditures by DEKALB Seed were $50.2 million, $40.9 million and $36.7 million for fiscal years 1997, 1996 and 1995, respectively.

DEKALB Seed operates an integrated, worldwide research and development effort, conducted at 63 research locations and 631 testing sites around the world, with 43 research locations and 330 test sites in the United States and Canada. Worldwide, it has 39 corn breeding programs, seven sorghum breeding programs, seven soybean breeding programs, and four sunflower breeding programs. Throughout the world new hybrids and varieties are evaluated annually, and in the United States and Canada alone, there are over one million performance test plots. DEKALB Seed`s primary biotechnology research facility is located in Mystic, Connecticut and includes laboratories, greenhouses and, a general office. Biotechnology research expenditures represented approximately 12% of total seed research and development spending for fiscal year 1997.

PRODUCTS.  In 1997, sales of hybrid corn seed represented approximately 69 percent of DEKALB Seed's consolidated worldwide revenues. Corn is the primary feed grain grown in the United States and has a seed market value of approximately $1.7 billion in the United States and $4.5 billion worldwide, the largest of any agricultural seed. Corn is planted under a wide variety of conditions which affect its growth and yield, including the length of the growing season (which is primarily determined by latitude and altitude), water availability, soil, climate and insect and disease challenges. To respond to this variety of conditions, DEKALB Seed has developed high yielding corn plants with different relative characteristics in terms of maturity (the time from planting to harvest), dry down (the time it takes for corn to dry to harvest standards), grain quality, standability (the strength of roots and stalks), insect, disease and herbicide resistance, plant and ear height and tolerance to drought and other stresses.

Soybean acreage in the United States is third behind corn and wheat acreage, and in fiscal year 1997 the sale of soybean seed represented approximately 19 percent of DEKALB Seed's consolidated worldwide revenues. DEKALB Seed has developed high-yielding soybean varieties with characteristics differing on the basis of maturity, tolerance to disease, seedling emergence, standability of the plant, and resistance to shattering (the premature opening of the bean pod).

DEKALB Seed produces both grain and forage types of hybrid sorghum seed. In fiscal year 1997, sales of hybrid sorghum seed represented approximately five percent of DEKALB Seed's consolidated worldwide revenues. The grain sorghum product line is planted by farmers to produce a high-quality feed grain, approaching the value of corn. The DEKALB Seed research effort continues to focus on developing hybrids which possess consistently high yields, resistance to lodging and greenbug attacks and drought tolerance, because more than 80 percent of the crop is grown under semi-arid conditions.

DEKALB Seed is able to serve the requirements of several sunflower seed markets through development of a range of hybrids. These hybrids exhibit high yield, high oil content, a range of maturities, standability and disease resistance. Currently, sunflower seeds are marketed primarily in Argentina, France, Italy, and China. Sunflower seed sales represented three percent of DEKALB Seed's consolidated worldwide revenues in 1997.

Virtually all corn and sorghum seed planted in the United States and practically all sunflower seed planted world-wide are hybrids. Because the seeds (grain) produced by a hybrid do not have the same genetic composition as the seed planted, customers purchase nearly all of their corn, sorghum and sunflower seed each year so as not to lose the full benefits of genetic selection and heterosis. If customers hold back corn, sorghum or most sunflower seed from their crop and plant it the next year, yield and other positive attributes will be dramatically reduced.

Soybeans, on the other hand, are not hybrids. Customers frequently retain and use a part of their crop as seed in the year following harvest. Thus, there is a reduced market as well as lower profit margin potential for commercial soybean seed. The Plant Variety Protection Act, a law governing the use of proprietary soybean varieties, limits the quantity of seed a grower may retain and should help future prospects for capturing the value of soybean research improvements.

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

Production of hybrid seed is subject to the risk of the environment. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by producers. Weather is the biggest variable. Wet weather at planting time, lack of moisture during the growing season, hot weather at pollination time and frost before the crop is mature can all adversely affect DEKALB Seed's supply and unit costs. For these reasons, DEKALB Seed has its production facilities spread geographically and frequently utilizes irrigation to minimize some of these risks.

MARKETING.  In the United States, DEKALB Seed markets seed from coast to coast,

through a large network of about 7,000 independent farmer-dealers, distributors and farm stores who resell to producers.

There are approximately 300 companies engaged in the production and marketing of agricultural seed, resulting in intense competition. DEKALB Seed estimates that the top two -- Pioneer Hi-Bred International, Inc. of Des Moines, Iowa and DEKALB Seed -- accounted for over 53 percent of 1997 United States seed corn sales, and that the next six companies have a combined market share of over 25 percent. DEKALB Seed is the second largest seller of corn seed with a market share in excess of 11 percent and is one of the largest sellers of soybean and sorghum seed in the United States. Competition for sales of seed to producers involves factors such as relative product performance, price, marketing and promotional programs, technical and informational support, customer relationships and the effectiveness of the sales force. DEKALB Seed management believes it competes favorably with respect to all these factors.

INTERNATIONAL OPERATIONS.  The international seed business has risks and competition similar to the United States seed business, plus the added risks of different political environments and currency fluctuations. From its initial activities in 1959, the international seed business of DEKALB Seed has expanded to most areas of the world where corn, sorghum, soybean, alfalfa and sunflower are grown.

DEKALB Seed, directly or indirectly, operates wholly-owned subsidiaries in Argentina, Canada, Italy, and Austria and has a 49%-owned affiliate in Mexico. In addition, foreign-based companies in major agricultural markets have been licensed to produce and market DEKALB seed. Thus, local production and marketing is carried out in more than 20 countries worldwide. The agreements with these foreign affiliates provide for the development, production and sale of hybrids and varieties adapted to meet local market preferences. International revenues through consolidated subsidiaries totaled nearly $100 million in 1997. In addition, it is estimated that DEKALB brand seed sales through non-consolidated foreign affiliates and licensees totaled over $155 million.

SEASONALITY.  Production, sale and distribution of seed follows a seasonal pattern. In North America, DEKALB Seed normally grows its seed supply in the summer, and it is harvested, conditioned and bagged in the months of September through January. The dealers' sales effort takes place in the fall, and generally about three-fourths of customer's seed orders are placed by December 1st. Deliveries of seed corn occur principally in the late winter and spring, during the Company's second and third fiscal quarters. Sales revenue is recognized upon shipment of seed. Returns of unsold seed occur, in most cases, during the fourth fiscal quarter. At the time sales are recorded, DEKALB Seed provides for estimated returns based upon historical experience and current weather conditions. During each of the past three years, approximately 60 percent and 40 percent of North American seed revenues were recorded in the second and third fiscal quarters, respectively. Cash collections also follow a seasonal pattern, as the majority of customers remit cash in advance of their first due date in June in order to earn discounts for early payment. Approximately two-thirds of DEKALB Seed's cash outflow in North America occurs in the months of December through April and includes payments to independent farmers who contracted to produce DEKALB Seed products during the prior summer. The demand for seed reflects the demand for the crop's end use including animal feed, industrial use and food consumption. The cyclical nature of the business creates uncertainty from year to year concerning the size of the market for seed. An inaccurate estimate of seed needs can result in an undersupply of seed or an oversupply of seed (which may create the need to write off inventories).

PATENTS AND APPLICATIONS.  Patents, trademarks, United States Plant Variety

Protection Act Certificates, foreign plant registrations and licenses to use genetic material and/or intellectual property are growing in importance, generally, to the industry and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, an increasing number of patents that have been issued to the Company in the area of biotechnology are considered to be a key success factor in order to commercialize genetically engineered products in the future and to enable the Company to enter into royalty generating license agreements with third parties.

DEKALB Seed's policy is to fully protect its inventions, discoveries and intellectual property. (See Item 3 - Legal Proceedings.) DEKALB Seed has incurred and expects to continue to incur legal expenses associated with the ongoing enforcement of its patents.

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

DEKALB Swine's research and development expenditures were $7.1 million, $6.7 million and $5.8 million for fiscal years 1997, 1996 and 1995, respectively.

PRODUCTS AND PROGRAMS.  Domestically, DEKALB Swine generates breeding stock sales and license revenues from five principal programs (Specific Cross(R) Program, hybrid boar rotation, Custom Genetics(R) Program, crossing farms, and artificial insemination centers) through which it markets hybrid breeding swine and semen.

Internationally, DEKALB Swine licenses or sells primary lines to third parties for the production of breeding stock in foreign countries under trademark licenses and technical agreements.

DEKALB Swine's secondary product is market hogs, which are a by-product of the production of breeding animals and represent about 50 percent of total revenues. Because DEKALB Swine produces a consistent and high quality product, this market hog by-product is generally sold by DEKALB Swine at a premium above major slaughter market averages.

MARKETING.  In the United States, DEKALB Swine sells breeding stock to approximately 1,250 customers who fall into two broad categories. First, larger hog producers represent a major market for DEKALB Swine's products. As the number of hog producers has declined by 50 percent over the past ten years to approximately 158,000 hog farms, these larger producers represent a growing share of hog production, and an increasing percentage of DEKALB Swine's breeding stock sales. Larger producers purchase boars or boar semen and either purchase gilts, or in many cases, operate an in-house `crossing farm'' and pay DEKALB Swine fees by licensing DEKALB great-grandparent or grandparent lines to produce their own grandparent or parent gilts. Second, DEKALB Swine's smaller customers primarily purchase DEKALB Swine boars and generally retain gilts from their own herds.

Internationally, DEKALB Swine currently licenses or sells swine breeding stock to distributors in five foreign countries. Those distributors sell offspring to several hundred local customers.

COMPETITION.  In the United States, DEKALB Swine competes with national and regional producers of hybrid swine breeding stock and thousands of producers of purebred stock. DEKALB Swine believes that it is one of the largest producers of hybrid breeding stock in the United States.

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

Breeding stock prices are influenced by the quality of the breeding stock, by competition from other major hybrid and purebred producers, and by market hog prices. On average, hybrid breeding stock sells at a higher price than purebred swine.

In addition to price, competition for sales to hog producers involves factors such as reproductive performance of the parent hybrid boars and gilts, performance and quality of their market hog offspring, technical knowledge and competence of the sales force, service programs, and post-sale support. DEKALB Swine management believes it competes favorably with respect to all these factors.

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

GENERAL


On August 31, 1997, DEKALB had approximately 2,000 employees.

Working capital requirements in the seed business arise out of the need to carry newly produced inventories of seed (principally corn), and payables to growers associated with growing that seed, until receipts from the selling season are collected several months later. DEKALB Seed, therefore, has significant working capital requirements from January 1 to July 1 of each year because approximately two-thirds of DEKALB Seed's cash flow for expenses occurs in the months of December through April, although final receipts are not received until June. It is anticipated that such requirements will be met through cash generated from operations and lines of credit for general corporate purposes.

DEKALB has available various credit facilities which include a revolving line of credit. The revolving credit agreement provides for a $50 million line of credit for general corporate purposes, and has a required step-down to $20 million for one day during each year.

DEKALB Swine's production and sales patterns are such that working capital needs are relatively constant.

The operations of DEKALB are subject to various state and federal environmental and safety laws, rules and regulations. Certain of the facilities of DEKALB are also subject to state and federal environmental protection laws, rules and regulations. Management of DEKALB believes that the Company is in compliance, in all material respects, with applicable environmental and safety laws, rules and regulations, and that such compliance has not had any material adverse effect on its operations or financial condition.

ITEM 2.  PROPERTIES


In both its seed and swine businesses, DEKALB property consists primarily of foundation genetic material and the property, buildings and related equipment for research, production, distribution and marketing.

DEKALB Seed headquarters personnel occupy a 73,000 square foot office building and DEKALB Swine headquarters personnel occupy a 11,000 square foot office building, both of which are located in DeKalb, Illinois and are owned by the Company. DEKALB plans to renovate the larger facility over the next two years. In July, 1996 an additional 52,000 square foot facility was purchased in DeKalb which the company plans to fully occupy by December, 1997.

DEKALB Seed owns or leases 36 facilities in the United States and 21 outside of the United States at which research functions are performed. Seed production and foundation locations in the United States total 26 with seven outside the United States. In addition, two seed warehouses are located in the United States. DEKALB Seed owns or leases 13 sales offices, all in the United States, and owns a biotechnology research facility in Mystic, Connecticut.

DEKALB Swine owns 19 research, foundation and production farms and 9 genetic evaluation stations. Fourteen of the farms, as well as an office and modern feed mill, are located in Seward and Meade Counties, Kansas and nearby Beaver and Texas Counties, Oklahoma. Three farms are located near the corporate headquarters in DeKalb, Illinois with two additional farms near Lubbock, Texas. DEKALB believes its facilities are adequate to serve its needs and that if additional facilities are required as the business expands, DEKALB will be able to acquire or lease such facilities on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS


The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. Three of such cases involve patent related matters. On October 1, 1996 Plant Genetics Systems, a Belgian company that is a wholly-owned subsidiary of Hoechst Schering AgrEvo Gmbh, filed a lawsuit against the Company in the federal district court of Connecticut in which they allege that the Company is infringing U.S. Patent No. 5,561,236. That patent purports to be directed to certain genetically engineered plants and cells that exhibit resistance to certain herbicides. On October 22, 1996 two subsidiaries of Mycogen Corporation filed a lawsuit against the Company and two other defendants in the federal district court of Delaware in which they allege that the defendants are infringing U.S. Patent Nos. 5,567,600 and 5,567,862. Those patents purport to be directed to certain processes that produce or plants that exhibit certain insect resistance. On January 21, 1997, Novartis Seeds, Inc. filed a lawsuit against the Company in the federal district court of Delaware in which they allege that the company is infringing U.S. Patent No. 5,595,733. That patent purports to be directed to certain methods for protecting certain plants against pest damage. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Corporate officers are elected annually by the Board of Directors.
                                                           Age


Bruce P. Bickner...........................................54
Chairman of the Board, Chief Executive Officer and Director
Mr. Bickner has served as Chairman of the Board, Chief Executive Officer and Director of the Company during the past five years. He was Chairman of the Board and Chief Executive Officer of DEKALB Energy Company until November, 1992.

Richard O. Ryan.............................................55
President, Chief Operating Officer and Director
Mr. Ryan has served as President, Chief Operating Officer and Director of the Company during the past five years.

Richard T. Crowder..........................................58
Senior Vice President, International
Mr. Crowder was appointed Executive Vice President and General Manager, Armour Swift Eckridge in July 1992. He resigned from that position when he was elected Senior Vice President, International of the Company in October, 1994.

Thomas R. Rauman............................................49
Vice President, Finance and Chief Financial Officer
Mr. Rauman was elected Vice President, Finance, Chief Financial Officer and Treasurer of the Company in January, 1993. He relinquished the position of Treasurer in July, 1993. He was elected Vice President, Finance, Chief Financial Officer and Treasurer of DEKALB Energy Company in January, 1992. He resigned from all positions with DEKALB Energy Company in December, 1992.

John H. Witmer, Jr..........................................57
Senior Vice President, General Counsel and Secretary
Mr. Witmer has served as Senior Vice President, General Counsel and Secretary of the Company during the past five years. He served as Senior Vice President, General Counsel and Secretary of DEKALB Energy Company until he relinquished the title of Senior Vice President and was elected Vice President in November, 1992. He resigned from all positions with DEKALB Energy Company upon the sale of DEKALB Energy Company in May, 1995.

Catherine J. Mackey.........................................42
Vice President, Research
Ms. Mackey served as Director, Discovery Research of the Company until September 1995, at which time she was elected Vice President, Research of the Company.

John H. Pfund...............................................50
Vice President, Research
Mr. Pfund served as Associate Director of Research of the Company until November 1994, at which time he was appointed Research Director. He served in that position until September 1995, at which time he was elected Vice President, Research of the Company.

Janis M. Felver.............................................50
Vice President and Chief Accounting Officer
Ms. Felver served as Assistant Controller of the Company until January, 1995 at which time she was elected Controller and Chief Accounting Officer. In January 1997, she was elected Vice President and Chief Accounting Officer.
Roy L. Poage................................................65
President, DEKALB Swine Breeders, Inc.
Mr. Poage has served as President of DEKALB Swine Breeders during the past five years.

Each officer of DEKALB Genetics Corporation has been elected to serve as such until the next annual election of officers of DEKALB (expected to occur in January, 1998) or until his or her successor is elected.

                                  PART II




ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


A.As of September 30, 1997 there were approximately 620 record holders of Class
  A Common Stock and approximately 1,570 record holders of Class B Common Stock. On June 16, 1997, DEKALB's Class B Common Stock began trading on the New York Stock Exchange under the symbol DKB. Previously Class B shares were traded on the NASDAQ/NMS under the trading symbol SEEDB. There is no established public trading market for Class A shares.

B  Common Stock Data*     1st      2nd      3rd     4th
 .                         Qtr.     Qtr.    Qtr.     Qtr.


   1997
     Dividends per       $        $        $       $
   share                 0.035     0.035    0.035    0.035
   Market      - Low     $        $18.6    $25.5   $35.9
   price range           16.63     3        0        4
               -         $        $33.8    $35.5   $42.3
               High      21.25     2        7        8

   1996
     Dividends per       $        $        $       $
   share                 0.033    0.033     0.035    0.035
                         5         5

   Market      - Low     $        $        $       $
   price range            6.67     7.40    11.17    12.44
               -         $        $11.5    $       $
               High       8.25     8       14.71    16.82

   *All share numbers and prices have been adjusted to reflect the two-for-one split of the Common Stock to holders of record July 25, 1997 and the three-for-one split of the Common Stock to holders of record
   May 10, 1996.



ITEM 6 - SELECTED FINANCIAL          Years Ended August 31 -
                                 (Dollars in millions, except per
DATA
                                          share amounts)

                                      1997     1996      1995      1994     1993

OPERATION Revenues:
S
DATA        North American Seed      $        $        $199.9     183.8    162.7
                                     295.2    259.8
            International Seed       99.6      80.6      72.1      63.7     69.6
            Swine                    56.6      47.1      47.4      52.7     45.1


            Total Operating          $        $         $         $        277.4
          Revenues                   451.4    387.5     319.4     300.2

          Pre-Tax Earnings (Loss):
            North American Seed      $        $ 30.9    $ 22.3    $ 14.7   $ 5.2
                                     38.3
            International Seed       20.0      10.0       7.6       8.0      3.3
            Swine                     1.5       0.2      (0.9)      5.7      3.0
            Interest, corporate and  (13.4)   (13.0)    (13.9)    (13.2)   (14.1)
          other

          Earnings before income
          taxes and
            discontinued operations  46.4      28.1      15.1      15.2     (2.6)
          Income tax provision       17.6      11.1       5.6       4.6     (3.4)
          (benefit)


          Earnings before              28.8    17.0       9.5      10.6      0.8
          discontinued operations
          Discontinued operations     -         -         1.2       -        0.9


          Net earnings               $        $         $         $       $  1.7
                                     28.8      17.0      10.7      10.6




PER SHARE Primary earnings per       $        $ 0.51    $ 0.34    $ 0.34   $ 0.05
          share (1)                   0.80
DATA (4)  Dividends per share        $        $         $         $        $ 0.133
                                      0.14      0.137     0.133     0.133



FINANCIAL Return on average equity   15.8%     11.5%      8.6%      9.0%     1.5%
DATA      Current ratio               1.70      2.18      1.85      1.75     1.70
          Working capital            $        $         $         $         67.7
                                     93.0     102.7      80.4      68.9
          Net property, plant and    $166.1   $         $         $         87.8
          equipment                           119.5      99.8      95.7
          Total Assets               $449.6   $         $323.0    $       $313.0
                                              363.3               315.2
          Long-term debt             $        $         $         $         85.2
                                     90.0      85.0      85.0      85.0
          Total debt to              38.8%     33.5%     50.3%     51.8%    55.0%
          capitalization
          Shareholder's equity (2)   $196.1   $         $126.3    $       $114.8
                                              168.6               121.3
          Book value per common      $        $         $         $          3.72
          share (4)                   5.71      4.94      4.06      3.93


GENERAL   Avg. shares outstanding
          for primary                35,760    33,576   31,554    31,327   31,162
          earnings per share (3)(4)
          Number of employees         2,037     1,882    1,828     1,927    2,015


          (1) Primary earnings per common share for fiscal 1993 - 1997 are calculated by dividing net earnings by the average number of common and common equivalents (stock options) shares outstanding during those fiscal years.
          (2) Gains and losses resulting from translation (except in foreign countries experiencing hyperinflation) are reflected as an adjustment to shareholders' equity.
          (3) Average shares outstanding are in thousands.
          (4) All share data adjusted to reflect the two-for-one and three-for-one stock splits.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

     OF OPERATIONS


RESULTS OF OPERATIONS

Summary


NOTE:

During fiscal year 1997 the Company declared a two-for-one stock split effected in the form of a dividend. Shares were distributed on August 8, 1997 to holders of record July 25, 1997. The Company's annual cash dividend was subsequently adjusted to 14 cents per share from 28 cents per share. In addition, during fiscal year 1996 the Company declared a three-for-one stock split effected in the form of a dividend to holders of record May 10, 1996 with shares being distributed on May 24, 1996. All share numbers and prices are stated on a post-split basis.

Net earnings for fiscal 1997 were $28.8 million ($0.80 per share) compared with $17.0 million ($0.51 per share) in fiscal 1996. All three business segments reported higher profitability compared with the prior year. In North America, improved corn unit margins combined with higher soybean volume resulted in a 24 percent improvement in earnings. International seed segment earnings doubled from fiscal 1996 to fiscal 1997 largely due to sales volume and margin increases in Argentina and Mexico. In addition, Swine segment earnings improved as a result of an increase in breeding stock sales combined with higher market hog prices.

During fiscal 1997, revenues rose 16 percent ($451.4 million versus 387.5 million) as corn average selling prices in North America and Argentina increased primarily due to a significant portion of sales volume shifting to higher price categories thus contributing to stronger unit margins. This increase was a result of a 24% increase in International revenues combined with a 14% improvement in North American revenues. North American soybean revenues increased 21% driven largely by a 15% increase in sales volume. Swine segment revenues increased as a result of increased breeding stock sales accompanied by higher market hog prices.

Net earnings for fiscal 1996 were $17.0 million ($0.51 per share) compared with $10.7 million ($0.34 per share) in fiscal 1995. Earnings from continuing operations were $7.5 million higher ($17.0 million versus $9.5 million) in fiscal 1996 than in fiscal 1995. The 79 percent increase was primarily due to higher North American corn and soybean sales volumes combined with higher corn sales volumes in Argentina, the net receipt of $3.3 million from the Monsanto Company (Monsanto) collaboration agreement, and the absence of devaluation losses in Mexico which occurred in fiscal 1995. Swine segment earnings for fiscal 1996 improved $1.1 million over fiscal 1995. Market hog prices rebounded significantly, but were partly offset by lower breeding stock sales, reflecting a continuing soft demand for breeding stock that began in fiscal 1995.

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

Fourth Quarter
The net loss in the fourth quarter of fiscal 1997 of $2.7 million ($0.07 per share) was higher when compared with the prior year fourth quarter loss of $1.2 million ($0.03 per share); however, the sources differed from year to year.
The fiscal 1997 loss was largely due to corporate and administrative expenses coupled with higher than expected corn seed returns, more than offsetting late season soybean sales. The fiscal 1996 loss primarily reflected corporate and administrative expenses. In fiscal 1995 higher seed earnings from late soybean sales were offset by higher corporate and interest expenses when compared with fiscal 1996. Losses are typical for DEKALB in the fourth quarter because that period primarily reflects corporate and interest expenses and adjustments related to estimated full year seed returns and expenses recorded in the previous nine months.

Full Year         Industry Segment Revenues and Pre-Tax Earnings

                                 (in millions)

                             Years ended August 31
Revenues                       1997         1996       1995

North American seed           $295.2       $259.8     $199.9
International seed              99.6         80.6       72.1
Swine                           56.6         47.1       47.4

                              $451.4        387.5     $319.4




Pre-tax Earnings

North American seed            $38.3        $30.9      $22.3
International seed              20.0         10.0        7.6
Swine                            1.5          0.2       (0.9)
General Corporate               (8.5)        (6.9)      (5.4)
Expenses
Interest Expense, Net           (4.9)        (6.1)      (8.5)

                               $46.4        $28.1      $15.1







North American Seed


Segment earnings for North American seed increased 24 percent from $30.9 million in fiscal 1996 to $38.3 million in fiscal 1997 as revenues increased 14 percent over fiscal 1996 due to higher selling prices for both corn and soybeans, together with increased soybean volume and third-party royalties. The results reflect the third year of an upward trend in earnings which began in 1995.

Corn revenues in fiscal 1997 were over nine percent higher as average corn selling prices increased over seven percent due to favorable mix and price increases. Corn unit margins increased over $5.00 per unit as a result of the higher net selling prices and lower production costs. DEKALB market share momentum continued as the Company added share in 1997 in the U.S. corn belt. Over the past four years DEKALB has added approximately 3 share points in North America. DEKALB's 1997 North American market share is about 11%.

Soybean revenues increased 21 percent on a sales volume increase of nearly 15%. The contribution of the soybean product line to segment earnings has continued to climb over the past three years due to increases in acreage, planting rate and market share. In fiscal 1997, the strong demand for DEKALB varieties continued and was enhanced with the introduction and acceptance of Roundup ReadyO soybeans. (Roundup ReadyO is a trademark of Monsanto Company).

In addition, third party royalties were an increasing source of revenues in 1997 as demand for DEKALB specialty trait products made their entrance into the North American corn market. Royalties which depend on sales by third parties were accrued in the second and third quarters consistent with the historical pattern of industry sales.

In fiscal 1996, North American seed earnings increased 39 percent to $30.9 million from $22.3 million in fiscal 1995 as revenues rose nearly thirty percent from increased corn and soybean sales volumes. Corn sales volume climbed 23 percent during fiscal 1996. Improved demand for DEKALB corn hybrids continued as North American corn market share rose one percentage point in fiscal 1996 to 11 percent, and as much as two to three percentage points in key U.S. Cornbelt areas. An increase of 12 percent in U.S. corn planted acreage also contributed to the volume increase. Fiscal 1996 corn margin decreased over $1.00 per unit. Average selling price increased six percent, which was more than offset by higher production costs. Corn unit costs rose almost $5.00 from the previous fiscal year due to adverse planting and growing conditions during the 1995 summer production season combined with higher winter production costs. Partly offsetting increased production cost was lower discard costs resulting from aggressive supply utilization.

In fiscal 1997, sorghum revenues and sales volume decreased slightly from the 1996 levels when sorghum planted acreage expanded 40 percent over fiscal 1995. In 1996, farmers shifted to sorghum as a replacement for failed winter wheat crops in combination with significantly better market prices, which made sorghum production more profitable. Although the demand for sorghum resulted in a tight supply of DEKALB hybrids, DEKALB maintained its leading market share position in 1997.

International Seed
International seed segment earnings rose $10.0 million during fiscal 1997 to $20.0 million. Operations in Latin America were primarily responsible for the significant earnings improvements along with a return to profitability in Italy.

Fiscal 1996 segment earnings for international seed increased $2.4 million when compared with fiscal 1995. The primary factors were improved earnings from Latin America and Africa, partly offset by lower earnings in Europe.

Significant improvements in fiscal 1997 Latin American segment earnings continued to build on the momentum that began in fiscal 1996. Higher corn margins were driven largely by a 40% increase in revenues, as a result of increased sales volume of 17 percent accompanied by higher average selling prices, factors contributing to the Argentine earnings improvement of $ 6.1 million from the previous year. Increased demand for single-cross corn hybrids generated a volume mix shift to higher priced products. Higher corn and sorghum sales volumes generated improved earnings in Mexico ($4.3 million in fiscal 1997 compared with $1.5 million in fiscal 1996).

Latin American segment earnings in fiscal 1996 were significantly improved from the prior year. Results from Mexico were up $3.0 million from the previous year's loss which resulted, in part, from the devaluation of the peso. Higher sorghum selling prices combined with significant sales volume growth resulted in improved sorghum revenues. Planted sorghum acreage in Mexico increased by 63 percent which contributed to the higher sales volume. Argentine corn sales volume rose 14 percent in fiscal 1996 from the previous year as planted acreage increased 15 percent. Restricted Argentine corn supply resulted in a percentage point loss of market share.

A return to profitability in Italy occurred in 1997, following back-to-back losses in fiscal years 1995 and 1996. In fiscal 1997, sales increased in all product lines, with soybeans being the main contributor. Fiscal 1996 suffered from a supply constraint of competitive corn products and from higher production costs which caused a greater loss in that year as compared to fiscal 1995.

During 1996, international operations in Africa benefited from increased royalty revenues, while operations in Asia captured additional market share in Japan, Korea, and China during fiscal 1996. Through licensing programs in Thailand, Indonesia, and Vietnam, the Company strengthened its market position with increased sales volumes.

World Wide Seed


Patents, trademarks, United States Certificates of Plant Variety Protection, foreign plant registrations and licenses to use genetic material and/or intellectual property are growing in importance, to the seed industry in general and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, the fact that a significant number of patents have been issued to the Company in the area of biotechnology is considered to be an important factor relating to the future ability to commercialize genetically engineered products and to enable the Company to enter into royalty generating license agreements with third parties.

DEKALB Seed's policy is to fully protect its inventions, discoveries and intellectual property. (See Item 3 - Legal Proceedings.) DEKALB Seed has incurred and expects to continue to incur legal expenses associated with the ongoing enforcement of its patents.

Seed segment earnings will continue to be affected by a variety of factors in both domestic and international markets including the Company's relative product performance and competitive market position, weather conditions, commodity prices and trade policies.

Swine
Swine segment earnings increased during fiscal 1997 to $1.5 million from $0.2 million in fiscal 1996, while revenues increased 20 percent from $47.1 million in fiscal 1996 to $56.6 million in fiscal 1997. Strong demand for newly improved DEKALB swine genetics resulted in breeding stock revenues increasing 18 percent on a 12 percent increase in volume. In addition, continued improvement in top market hog prices to $57.02 in fiscal 1997 from $51.11 in fiscal 1996 led to an 18 percent increase in market revenues on a five percent increase in volume.

The increase in fiscal 1996 segment earnings compared to fiscal 1995 was primarily due to the rebound of the top market hog price received by DEKALB from $41.95 in fiscal 1995 to $51.11 in fiscal 1996. Partly offsetting market hog price improvements in fiscal 1996 was lower breeding stock volume (down 21 percent), resulting in part from soft demand caused by an unfavorable hog/corn price ratio for producers.


General


General corporate expenses over the past three years have continued to increase primarily due to the enhancement of employee benefit programs.

Fiscal 1997 net interest expense decreased $1.2 million from fiscal 1996 due to lower average corporate borrowing requirements. Net interest expense decreased $2.4 million in fiscal 1996 from fiscal 1995 due to the reduced need for short term debt as a result of the cash infusion from the Monsanto transaction.

The effective tax rate decreased to 38% in fiscal 1997 from 39.5% in fiscal 1996 due primarily to the effect of international operations and the reenactment of the research and development tax credit. In fiscal 1996, the effective tax rate increased to 39.5% from 37% in fiscal 1995. The main reason for the increase was the unavailability of the research and development tax credit during that year.
On January 31, 1996, DEKALB entered into a series of agreements with Monsanto, including an agreement which provides the framework for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products. The two companies will share the royalties received from third parties relating to the patents covered by such cross-licensing agreements.

During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 0.5 million newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 10.83 and 2.8 million newly issued shares of Class B (non-voting) Common Stock at a price per share of $10.83. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to over 34.0 million from about 31.2 million.

Monsanto also acquired 10.4 million shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at a price of $11.83 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, and $3.0 million in February, 1997, the first two payments under the companies' collaboration agreement, which provides for total payments of $19.5 million over the term of the agreement.

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

The Company adopted Financial Accounting Standards Board Statement No. 121, `Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of', in fiscal 1997. The new accounting standard had no impact on the carrying value of the Company's long lived assets as of August 31, 1997.

The Company also adopted Financial Accounting Standards Board Statement No. 123, `Accounting for Stock-Based Compensation'' in fiscal 1997. Complete disclosure is contained in footnote Q.

During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share'', effective for both interim and annual periods ending after December 15, 1997. The standard simplifies the computation of earnings per share and will be comparable to fully diluted earnings per share presently reflected under APB Opinion No. 15. The Company believes the effect of this statement will be immaterial

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 `Reporting Comprehensive Income'' which establishes standards for reporting of comprehensive income. This pronouncement requires that all items be recognized as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statement's. Comprehensive income included all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under Statement No. 130 is effective for all fiscal year's beginning after December 15, 1997. The Company will adopt Statement No. 130 in 1998. As of August 31, 1997 the impact of adopting this pronouncement has not been determined, however the Company expects it will be affected by it.

In June 1997 the Financial Accounting Standards Board issued Statement No. 131, `Disclosures about Segments of an Enterprise and Related Information'', which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the company in deciding how to allocate resources and in accessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by Statement 131 are effective for all fiscal years beginning after December 15, 1997. The company will adopt Statement 131 in 1998. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1997, the impact of this pronouncement has not been determined.

FINANCIAL POSITION
Management believes its operating cash flow and existing credit facilities are sufficient to cover normal and expected working capital needs, dividends, capital expenditures and debt maturities.

Cash Flow


During fiscal 1997, increased inventories and receivables, caused by a larger seed corn production crop and higher sales, brought about a decrease of $66.7 million in cash provided by operations when compared to fiscal 1996. In fiscal 1996, net cash flow from operating activities was $63.5 million higher than in fiscal 1995. Cash from Argentine customer deposits and the receipts generated from excellent U.S. and Argentine sales activity were up significantly in 1996, while in fiscal 1995 increased cash requirements occurred due to the large seed crop produced in the summer of 1994.

The Company continues to invest in seed production facilities which resulted in cash outflows from investing activities to increase $28.7 million when compared with fiscal 1996. Net cash flow used by investing activities reflected the continued upgrade and expansion of seed production plants in the U.S. and Argentina. These expenditures resulted in increased borrowings during fiscal 1997, while in fiscal 1996, cash from the sale of equity allowed the Company to reduce its short-term debt.

Credit Facilities


The Company has various credit facilities and available lines of credit with several commercial banks, both domestic and foreign. Committed credit lines include a $50 million revolving credit facility and $15 million in credit facilities for a 364 day period.

The revolving credit agreement provides credit for general corporate purposes and is committed through December 31, 2002, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1997, tangible net worth was approximately $155.8 million, which meets these covenant requirements.

DEKALB also has numerous uncommitted short term credit facilities available and draws upon them periodically, including during the twelve months ended August 31, 1997.

Capital Expenditures


The Company continues to upgrade and expand seed production plants in the United States and Argentina. A new seed production facility is currently under construction in Constantine, Michigan. Capital expenditures were $59.4 million in fiscal 1997, an increase of $28.7 million from the fiscal 1996 spending level of $30.7 million. Capital expenditures were $15.4 million in fiscal 1995. During 1998, the Company plans to continue with significant capital expenditures for expansion and renovation of its various facilities.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of DEKALB Genetics Corporation:

We have audited the accompanying consolidated balance sheets of DEKALB Genetics Corporation (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DEKALB Genetics Corporation and subsidiaries as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Chicago, Illinois
October 3, 1997

                  DEKALB GENETICS CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31 -
in millions except per share amounts                 1997      1996      1995


Revenues                                            $451.     $387.     $319.
                                                     4          5         4
Cost of revenues                                    230.5     202.1     162.3

  Gross Margin                                      220.9     185.4     157.1

Selling expense                                     82.0       73.0      64.5
Research and development expense                    57.3       47.6      42.5
General and administrative expense                  34.3       32.0      25.8

                                                    173.6     152.6     132.8

  Operating Earnings                                47.3       32.8      24.3


Interest expense, net                               (4.9)      (6.1)     (8.5)
Other income (expense), net                          4.0        1.4      (0.7)


Earnings from continuing operations                 46.4       28.1      15.1
before income taxes
Income tax provision                                17.6       11.1       5.6


Earnings from continuing operations                 $         $         $
                                                    28.8       17.0       9.5


Discontinued Operations:
  Loss from operations, net of tax                   -          -        (0.5)
  Gain on disposition, net of tax                    -          -         1.7


NET EARNINGS                                        $         $         $
                                                    28.8       17.0      10.7



Earnings per share from continuing                  $         $         $
operations                                           0.80       0.51      0.30

Discontinued Operations:
  Loss from operations, net of tax                   -          -       (0.02
                                                                          )
  Gain on disposition, net of tax                    -          -         0.06



NET EARNINGS PER SHARE                              $         $         $
                                                     0.80       0.51      0.34



DIVIDENDS PER SHARE                                 $         $         $
                                                     0.14       0.137     0.133



   The accompanying notes are an integral part of the financial statements.

                    DEKALB GENETICS CORPORATION
                    CONSOLIDATED BALANCE SHEETS

               at August 31 - in millions                           1997    1996


ASSETS         Current assets:
                Cash and cash equivalents                          $        $
                                                                     5.2     23.3
                Receivables, net                                    67.5     54.6
                Inventories                                        139.1     99.1
                Deferred income taxes                                6.9      8.2
                Other current assets                                 7.8      4.8



                 Total current assets                              $        $
                                                                   226.5    190.0


                Investments and advances                             7.2      5.0
                Intangible assets, net                              40.3     41.6
                Other assets                                         9.5      7.2
                Property, plant and equipment, net                 166.1    119.5


                 Total Assets                                      $        $
                                                                   449.6    363.3



LIABILITIES    Current liabilities:
AND
SHAREHOLDERS'   Short-term debt                                    $        $ -
EQUITY                                                              34.5
                Accounts payable, trade                             15.6     13.6
                Other accounts payable                              37.3     34.1
                Other current liabilities                           46.1     39.6


                 Total current liabilities                         $        $
                                                                   133.5     87.3


               Deferred compensation and other credits               9.9      7.1
               Deferred income taxes                                20.1     15.3
               Long-term debt                                       90.0     85.0

                 Total long-term liabilities                       $        $
                                                                   120.0    107.4


               Commitments and contingent liabilities

               Shareholders' equity:
                Capital stock:
                Common, Class A; no par value,:
               authorized 15,000,000 shares
                 issued 4,698,392 for 1997 and 2,403,580             0.5      0.2
               for 1996
                Common, Class B; no par value, non-voting,
               authorized
                 45,000,000 shares issued 30,105,987
                 for 1997 and 14,867,540 for 1996                    3.0      1.5
                Capital in excess of stated value                  114.9    109.7
                Retained earnings                                   85.9     63.7
                Cumulative translation adjustment                   (5.7)    (4.1)

                                                                   $        $
                                                                   198.6    171.0
                Less treasury stock, at cost:  443,206 and
               219,603 shares of Class B
                 in 1997 and 1996, respectively.                    (2.5)    (2.4)


                 Total shareholders' equity                        $        $
                                                                   196.1    168.6


                 Total Liabilities and Shareholders'               $        $
               Equity                                              449.6    363.3



    The accompanying notes are an integral part of the financial statements.


            DEKALB GENETICS CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the years ended
                                       August 31 - in millions

                                       1997     1996     1995


CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                         $         $        $
                                       28.8     17.0     10.7

 Adjustments to reconcile net income
to net cash
  provided by operating activities:
   Depreciation and amortization       13.8     11.3     11.1
   (Gain) on sale of fixed assets      (0.6)    (0.2)    (0.5)
   Provision for losses on accounts     2.8      1.2      1.0
receivable
   Provision for deferred income        6.0      1.8      1.0
taxes
   Provision for inventory valuation   11.8      7.3     10.6
   Equity (earnings) loss, net of      (2.2)    (1.7)     1.0
dividends
   Loss from discontinued operations    -        -        0.5
   Gain on disposition of               -        -       (1.7)
discontinued operations

                                                         23.0
                                       31.6     19.7
 Changes in assets and liabilities:
   Receivables                        (15.3      1.9     (13.8
                                        )                 )
   Other current assets                (2.2)    (1.1)     0.6
   Inventories                        (51.8     (0.5)    (17.2
                                        )                 )
   Accounts payable                     5.3     25.2      2.7
   Accrued expenses                     5.6      8.2      1.6
   Current taxes payable                3.2      1.8     (1.1)
   Deferred income taxes               (1.2)    (1.2)    (0.9)
   Other assets and liabilities        (0.5)    (0.8)     1.1

                                      (56.9              (27.0
                                        )       33.5      )

     Net cash flow provided by          3.5                6.7
operating activities                            70.2


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and     (59.4     (30.7    (15.4
equipment                               )        )        )
 Proceeds from sale of property,        1.9      0.4      1.2
plant and equipment
 Acquisitions and investments           -       (3.2)     -
 Proceeds from sale of discontinued     -        -       12.5
operations
 Cash provided (used) by                -        -       (3.5)
discontinued operations


     Net cash flow used by investing  (57.5     (33.5    (5.2)
activities                              )        )


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings   34.4      -        -
 Proceeds from long-term borrowings     5.0      -        -
 Principal payments made on debt        -       (42.8    (2.3)
                                                 )
 Sale of equity                         0.6     27.6      -
 Dividends paid                        (4.8)    (4.3)    (4.2)
 Other capital transactions             2.2      1.3      0.8


     Net cash flow provided (used) by           (18.2    (5.7)
financing activities                   37.4      )


     Net effect of exchange rates on   (1.5)     1.8      1.0
cash


     Net increase (decrease) in cash
and cash equivalents                   (18.     20.3     (3.2)
                                       1)
 Cash and cash equivalents, at the               3.0      6.2
beginning of the year                  23.3


 Cash and cash equivalents, at the    $         $        $ 3.0
end of the year                         5.2     23.3


Note:  Cash paid during the year for:
     Income taxes                     $ 8.4     $ 7.6    $ 6.8
     Interest                           7.3     $ 6.9    $ 8.7
                              The accompanying notes are an integral part of the financial statements.


                DEKALB GENETICS CORPORATION
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

at August 31-in millions         1997           1996            1995
except
shares in thousands          Doll   Shar    Doll    Shar    Doll    Shar
                             ars    es      ars     es      ars     es

Class A Common Stock

Balance, beginning of year   $              $         773   $       788
                              0.2   2,40      0.1            0.1
                                      4
 Exchange Class A for Class   -               -              -     (54)
B                                   (185            (99)
                                      )
 Stock options exercised      -               -        32    -      34
                                     87
 Employee 401(k) stock plan   -               -        14    -       5
                                     32
 Sale of equity to Monsanto   -       -       -        81    -       -
Company
 Three-for-one stock split
effected in the       form    -               0.1   1,60     -       -
of a 200% stock dividend              -                 3
 Restricted Stock             -               -         -    -       -
                                     10
 Two-for-one stock split
effected in the form          0.3             -         -    -       -
of a 100% stock dividend            2,35
                                      0
Balance, end of year         $              $       2,40    $       773
                              0.5   4,69      0.2       4    0.1
                                      8


Class B Common Stock

Balance, beginning of year   $      14,8    $       4,48    $       4,43
                              1.5    68       0.4       5    0.4     1
 Exchange Class A for Class   -     185       -        99    -      54
B
 Sale of equity to Monsanto   -      12       0.1     378    -       -
Company
 Three-for-one stock split
effected in the       form    -       -       1.0   9,90     -       -
of a 200% stock dividend                                6
 Two-for-one stock split
effected in the form          1.5             -         -    -       -
   of a 100% stock dividend         15,0
                                     41

Balance, end of year         $              $       14,8    $       4,48
                              3.0   30,1      1.5      68    0.4     5
                                     06


Capital in Excess of Stated
Value

Balance, beginning of year   $109           $               $
                               .7            80.9           80.1
 Sale of equity to Monsanto   0.6            27.6            -
Company
 Stock options exercised      0.5             0.6            0.6
 Non-qualified stock option   2.3             -              -
tax benefit
 Employee 401(k) stock plan   1.5             0.5            0.1
 Director Stock Option Plan   0.3             0.1            0.1

Balance, end of year         $114           $109            $
                               .9              .7           80.9


Retained Earnings

Balance, beginning of year   $              $               $
                             63.7            52.3           45.8
 Net Income                  28.8            17.0           10.7
 Cash dividends on common
stock ($0.14     per share
in 1997, $0.137 per share in (4.8           (4.5            (4.2
   1996, and $0.133 per       )               )              )
share in 1995)
 Three-for-one stock split
effected in the       form    -             (1.1             -
 of a 200% stock dividend                     )
 Two-for-one stock split
effected in the form         (1.8             -              -
   of a 100% stock dividend   )

Balance, end of year         $              $               $
                             85.9            63.7           52.3


Cumulative Translation
Adjustment

Balance, beginning of year   $              ($              ($
                             (4.1             5.0)           2.7)
                              )
 Translation gain/(loss)     (1.6             0.9           (2.3
                              )                              )

Balance, end of year         $              ($              ($
                             (5.7             4.1)           5.0)
                              )


Treasury Stock

Balance, beginning of year   $      (220    ($              ($     (73)
                             (2.4     )       2.4)  (74)     2.4)
                              )
 Stock options exercised      -       -     (0.1            (0.2    (7)
                                              )     (2)      )
 Employee 401(k) stock plan   -       -       0.1       2    0.2     6
 Three-for-one stock split
effected in the       form    -       -       -     (146)    -       -
of a 200% stock dividend
 Two-for-one stock split
effected in the form          -     (221)     -         -    -       -
   of a 100% stock
dividend
 Treasury stock repurchase   (0.1    (2)      -         -    -       -
                              )

Balance, end of year         $      (443    $       (220)   $      (74)
                             (2.5     )     (2.4            (2.4
                              )               )              )

Total Shareholders' Equity   $196           $168            $126
                               .1              .6             .3
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

INCOME TAXES - In accordance with SFAS 109, the Company accounts for income taxes under the asset and liability method. The asset and liability method is applied using enacted tax rates expected to apply when temporary differences between financial and tax reporting are realized. The amount of income tax expense recognized for a period is the amount of income taxes currently payable or refundable, plus or minus the change in aggregate deferred tax assets and liabilities. The most significant of these differences are set forth in Note L. At August 31 of each year presented, United States income taxes were provided on undistributed earnings of non-U.S. subsidiaries.

FOREIGN CURRENCY TRANSLATION - Effective in fiscal 1995, the Company no longer considered certain countries hyperinflationary for purposes of applying Statement of Financial Accounting Standards No. 52 (SFAS No. 52), `Foreign Currency Translation.' Foreign-currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of the respective period. Translation adjustments resulting from translating foreign currency financial statements of consolidated subsidiaries into their U.S. dollar equivalents are reported separately and accumulated in a component of shareholders' equity.

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

REVENUE RECOGNITION - The Company recognizes revenues upon shipment of goods, with discounts and returned goods partially offsetting this amount.

                          DEKALB Genetics Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

DEFERRED LICENSING COSTS - The Company defers direct costs associated with company-owned swine licensed under the royalty program. Revenue recognition under a third party licensing agreement occurs, in part, at initiation of the license and, in future years, in the form of royalties from selected progeny. The costs deferred are direct costs, primarily feed and the labor to produce the swine. These costs are amortized in proportion to the estimated revenue from the license agreement. The average license period is 2.5 years. The amount of costs deferred in fiscal 1997, 1996, and 1995 was $2.3 million, $3.0 million and $1.2 million, respectively.

EARNINGS PER SHARE - Primary earnings per share of common stock are calculated by dividing net earnings by the weighted average of common and common equivalent (stock options) shares outstanding during each fiscal year: 35,760,468, 33,576,398 and 31,553,887 in 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION - The Company continues to account for its employee stock option plans using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

NEW ACCOUNTING STANDARDS - During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share'', effective for both interim and annual periods ending after December 15, 1997. The standard simplifies the computation of earnings per share and will be comparable to fully diluted earnings per share presently reflected under APB Opinion No. 15. The Company believes the effect of this statement will be immaterial.

In June 1997 the Financial Accounting Standards Board issued Statement No. 130 `Reporting Comprehensive Income'' which establishes standards for reporting of comprehensive income. This pronouncement requires that all items be recognized as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statement's. Comprehensive income included all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under Statement No. 130 is effective for all fiscal year's beginning after December 15, 1997. The Company will adopt Statement No. 130 in 1998. As of August 31, 1997 the impact of adopting this pronouncement has not been determined, however the Company expects it will be affected by it.
In June 1997 the Financial Accounting Standards Board issued Statement No. 131, `Disclosures about Segments of an Enterprise and Related Information'', which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the company in deciding how to allocate resources and in accessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by Statement 131 are effective for all fiscal years beginning after December 15, 1997. The company will adopt Statement 131 in 1998. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1997, the impact of this pronouncement has not been determined.

The Company adopted Financial Accounting Standards Board Statement No. 121, `Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of', in fiscal 1997. The new accounting standard had no impact on the carrying value of the Company's long lived assets as of August 31, 1997.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



B.   STOCK  .
SPLIT

 During fiscal year 1997 the Company declared a two-for-one stock split effected in the form of a stock dividend.
 Shares were distributed on August 8, 1997 to holders of record on July 25, 1997. The Company's annual cash dividend was subsequently adjusted to 14 cents per share from 28 cents per share.

 In fiscal 1996, the Company declared a three-for-one stock split effected in the form of a stock dividend to holders of record May 10, 1996 with shares being distributed on May 24, 1996. Following this split, the quarterly cash dividend was increased five percent.

C.   STATEMENT OF
OPERATIONS DATA


  for the years ended August 31 - in millions       1997     1996     1995

(1)  INTEREST
EXPENSE, NET

  Interest expense                                 $(7.5    $(8.3    $(9.6
                                                    )        )        )
  Interest income                                   2.6      2.2      1.1


   Interest expense, net                           $(4.9    $(6.1    $(8.5
                                                    )        )        )





  for the years ended August 31 - in millions       1997     1996     1995


(2)  OTHER
INCOME, NET

  Equity in net earnings of related companies      $ 4.0    $ 1.7    $(1.0
                                                                      )
  Gain on sale of fixed assets                      0.6      0.2      0.5
  All others, net                                  (0.6)    (0.5)    (0.2)


    Other income (expense), net                    $ 4.0    $ 1.4    $(0.7
                                                                      )




  for the years ended August 31 - in millions       1997     1996     1995


(3)  RESEARCH AND
DEVELOPMENT EXPENSE

  DEKALB Seed                                      $50.2    $40.9    $36.7
  DEKALB Swine
                                                    7.1      6.7      5.8


    Research and development expense               $57.3    $47.6    $42.5


                    DEKALB GENETICS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


D.
 RECEIVABLES

  at August 31 - in millions                        1997     1996


  Trade accounts and notes                         $        $
                                                    64.9     51.7
  Employees                                          2.1      1.4
  Related companies                                  0.2      0.8
  Other                                              5.6      4.3

                                                    72.8     58.2
  Less allowance for doubtful accounts               5.3      3.6


    Receivables, net                               $        $
                                                    67.5     54.6







E.
 INVENTORIES

  at August 31 - in                                 1997     1996
  millions


  At lower of cost or market:
    Commercial seed-average cost                    $124.    $
                                                     5       86.0
    Commercial swine-average cost                   10.0      9.6
    Supplies and other-principally first-in,         4.6      3.5
  first-out


    Inventories                                     $         $
                                                    139.1    99.1


                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

F.   PROPERTY, PLANT AND
EQUIPMENT, NET (AT COST)

  at August 31 - in millions                        1997      1996


  Land                                             $        $ 9.5
                                                     9.6
  Buildings                                         97.7     86.7
  Equipment                                        156.0    134.7
  Other                                             11.9     11.3
  Construction in progress                                   23.8
                                                    45.9

                                                            266.0
                                                   321.1
  Less accumulated depreciation                    155.0    146.5


    Property, plant and equipment, net             $        $
                                                   166.1    119.5







G.   OTHER CURRENT
LIABILITIES

  at August 31 - in millions                        1997     1996


  Current income taxes                             $ 2.9    $ 2.0
  Payroll                                            8.4     8.3
  Vacation                                           3.2     2.8
  Pensions and other credits                         3.3     3.6
  Insurance                                          2.5     2.5
  Taxes, other than income                           3.5     4.4
  Production costs                                  10.8     7.2
  Other                                             11.5     8.8


    Other current liabilities                      $        $
                                                    46.1    39.6

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



H.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

 During 1995, the Company adopted Statement of Financial Accounting Standards No. 119, ``Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments''. This statement in conjunction with Statement of Financial Accounting Standards No. 107, ``Disclosures About Fair Value of Financial Instruments'' requires certain disclosures about the fair value of financial instruments, including derivative financial instruments for which it is practicable to estimate fair value.

 The following methods and assumptions were used to estimate the fair market value of each class of financial instrument.

 TRADE ACCOUNTS AND NOTES RECEIVABLE

 The carrying amount of the Company's trade accounts and notes receivable approximates market value.

 SHORT-TERM AND LONG-TERM DEBT

 Short-term debt represents borrowings against lines of credit with various banks. The weighted average interest rate on short-term borrowings for fiscal 1997 was approximately 6.5%. At August 31, 1997, committed lines of credit available to DEKALB included a $50 million revolving credit agreement and $15 million in credit facilities for a 364 day period.

 The revolving credit agreement provides credit for general purposes and is committed through December 31, 2002, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to minimum tangible net worth, amount and type of indebtedness and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1997, tangible net worth was approximately $155.8 million, which meets these covenant requirements. The Company pays a commitment fee of 1/10 of 1% for the active portion of its line of credit.
 The base amount of $20.0 million is available throughout the year. An additional $30.0 million available for seasonal needs during six months of the year beginning as early as October 31, of any year but no later than December 31 of the same year The available line of credit at August 31, 1997 was entirely unused.

 The $15 million in credit facilities carry a 5 basis point fee on the unused portion of the commitment. The line was not fully utilized in fiscal 1997 and, therefore, some fees were required.

 The carrying amount of the Company's long-term debt and all the Company's short-term debt approximates market value because rates on those debt agreements are variable and are set periodically based on current rates during the year. An exception would be the $20 million long-term loan which has a fixed rate of 7.15% and two $5 million long-term loans which have fixed rates of 7.56% and 6.98%, respectively and a $10 million long-term loan with a fixed rate of 6.93%.
 The company estimated the market value of its long-term debt by utilizing a discounted cash flow methodology.

 SWAP AGREEMENTS

 The Company has entered into interest rate swap agreements with third parties to manage interest rate movements on the majority of its variable rate term debt. At August 31, 1997, the Company had swap agreements with an aggregate notional principal amount of $50 million and an average interest rate of 5.7%, maturing in fiscal 1998 and fiscal 2000. Any interest rate differential on these swap agreements is recognized in interest expense, net over the terms of the agreements. The interest income (expense) related to swap agreements recognized during 1997, 1996 and 1995 was $(0.1) million, $(0.1) million and $0.1 million, respectively. The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. However, the company does not anticipate nonperformance by any of those parties. The Company estimated the market value of its interest rate swap agreements by utilizing a discounted cash flow methodology.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



H.   FINANCIAL INSTRUMENTS AND RELATED
DISCLOSURES (CONTINUED)

 DERIVATIVES

 DEKALB has contractual commitments with seed growers for payments based on local market corn and soybean commodity prices. To mitigate the impact of fluctuation in these prices on inventory costs, the Company hedges these payments by using Chicago Board of Trade corn and soybean futures contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures contracts are closed. The Company estimates the timing of grower payment pricing to determine the futures maturities. In addition, the Company, from time to time, hedges its exposure to price fluctuations in grain used for swine feed. Gains or losses on these hedge positions are included as a component of the applicable year's inventory. At August 31, 1997 and 1996, the Company had corn and soybean futures contracts outstanding with a contract market value of $1.6 million, in both fiscal years. Margin deposits for open futures and/or option contracts are recorded as other current assets.

 DEKALB sells market hogs, which are by-products from the production of breeding animals, to independent processing and packing firms at the premium to the major market averages. The Company periodically hedges against the exposure of price fluctuations in these markets by using Chicago Mercantile Exchange hog futures contracts. At August 31, 1997 the Company had no hog futures contracts outstanding. At August 31, 1996 the Company had hog futures contracts outstanding with a contract market value of $1.4 million.

 As of August 31, 1997 and 1996, the net unrecognized gain on open futures contracts was $0.1 million and $1.3 million, respectively.

 The Company reviews potential foreign currency risks on an on-going basis and is party to forward contracts in the management of its foreign currency exposure related to royalty income and export sales. In order to reduce its exposure to foreign currency fluctuation related to royalty payments from its French licensee and export receipts from its Italian subsidiary, the Company utilizes foreign currency forward contracts with maturities that mirror the anticipated receipts and payments in October and November. At August 31, 1997 and 1996, the Company had French franc forward contracts outstanding with an aggregate contract market value of $6.3 million and $7.8 million, respectively, and Italian lira forward contracts outstanding with an aggregate contract market value of $5.8 million and $4.3 million, respectively. Other foreign currency transactions occur in the Argentine peso and the Canadian dollar, although there were no foreign currency contracts outstanding for those currencies at year end. The Company had an unrealized gain of $1.5 million in fiscal 1997 related to the aggregate of all foreign currency contracts. There was a corresponding loss of $0.2 million in fiscal 1996.

 The fair value of cash equivalents, receivables, short-term borrowings, long-term debt, and interest rate swaps approximates carrying value at August 31, 1997.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

I.   LONG-TERM
DEBT

  at August 31 - in millions                           1997             1996


  Term loans, variable rates, due 2000-2003         $  50.0            $ 55.0
  Term loans, 7.15% fixed rate, due from 1999-2007     20.0              20.0
  Term loan,   7.56% fixed rate, due from 1999-         5.0               5.0
  2005
  Term loan,   6.98% fixed rate, due from 1999-         5.0               5.0
  2006
  Term loan,   6.93% fixed rate, due 2003              10.0               0.0

                                                       90.0              85.0
  Less current maturities                               -                 -


    Net long-term debt                              $  90.0            $ 85.0



 The variable rate term loan agreements allow the Company to borrow at rates based on the London Interbank Offer Rate on Eurodollar deposits (LIBOR). At August 31, 1997, interest on the variable rate term loans was at a rate of approximately 6.1%.

 All of the term loans contain similar restrictive covenants.
 The most restrictive of these covenants requires the maintenance of a minimum tangible net worth. At August 31, 1997, the Company is in compliance with all the debt covenants.

 Aggregate maturities for the years ending August 31, 1999
 through 2001 are $6.1 million, $21.4 million, and $4.3 million, respectively. The remaining $58.2 million matures between 2002 and 2007. There are no long-term debt maturities in 1998.





J.   SAVINGS AND
INVESTMENT PLAN

 Effective September 1, 1995, the Company provides to each full and part-time employee a guaranteed contribution to the Savings and Investment Plan (401(k)). For fiscal 1996, the contribution was one percent of each employee's compensation covered by the Plan. Beginning in fiscal 1997, the Company's guaranteed compensation-based contribution is equal to two percent of each employee's pay.

 Additionally, each full and part-time DEKALB employee can voluntarily contribute to the Savings and Investment Plan. The plan provides for DEKALB to match a minimum of $.50 for every dollar contributed by employees, to the extent employees contribute up to 6% of their salaries. Additional discretionary awards may also be contributed by the Company when warranted by results of operations. DEKALB's contributions charged to expense under this plan were $3.8 million for the year ended August 31, 1997, $3.9 million in 1996 and $2.3 million in 1995.

                    DEKALB GENETICS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



K.   COMMITMENTS AND     .
CONTINGENT LIABILITIES

 DEKALB is a defendant in various legal actions arising in the course of business activities. In the opinion of the management, these actions will not result in a material adverse effect on DEKALB's consolidated results of operations or financial position. Additional information is contained in Part I, Item 3 - Legal Proceedings in this Form 10-K.

 DEKALB is self-insured against property losses on the majority of its operating facilities.

 DEKALB's total rental and lease expense for fiscal years
 1997, 1996 and 1995 was $9.7 million, $6.7 million and $5.4 million, respectively

                  DEKALB GENETICS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

L.   INCOME TAX

  for the year ended August 31 - in millions    1997     1996     1995

  Current provision:
   Federal                                      $        $ 5.9   $ 1.3
                                                 4.4
   State                                         1.4      1.1     0.7
   Foreign                                       5.8      2.3     2.6

                                                $        $ 9.3   $ 4.6
                                                11.6

  Deferred provision:
   Federal                                       5.1     $ 1.9   $ 1.5
   State                                         1.1     (0.4)   (0.1)
   Foreign                                      (0.2)     0.3    (0.4)

                                                $        $ 1.8   $ 1.0
                                                 6.0


    Total income tax provision                  $        $       $
                                                17.6     11.1     5.6



  The significant components of the company's deferred tax assets and deferred tax liabilities are presented below:
  as of August 31 - in millions                 1997     1996
  Deferred tax assets:
   Research Expenditures                        $        $
                                                 4.9      5.2
   Benefit Plans                                 2.8      2.1
   Inventory                                     4.8      7.0
   Other                                         5.2      3.4

     Total Gross Deferred Tax Assets            $        $
                                                17.7     17.7
     Valuation Allowance                        (0.8)    (0.8)

       Gross deferred tax assets                $        $
                                                16.9     16.9

  Deferred tax liabilities:
   Purchase Price Allocations                   (10.2    (9.8)
                                                 )
   Undistributed Foreign Earnings               (4.8)    (4.6)
   Depreciation                                 (6.9)    (5.6)
   Other                                        (8.2)    (4.0)

       Gross deferred tax liabilities           ($       ($
                                                30.1)    24.0)

  Net deferred tax liability                    ($       ($
                                                13.2)     7.1)



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

  Total tax provisions (benefits) resulted in amounts differing from those based on the statutory federal income tax rates. The reasons for these differences are:
 for the years ended August 31 - in     1997   1996   1995
 millions

  U.S. statutory rate                           $        $ 9.9   $ 5.3
                                                16.2
  State and local taxes                          1.7      1.0      0.4
  International operations                      (0.3)    (0.1)    (0.3)
  Qualified export activity                     (0.1)    (0.1)     -
  Research credits                              (0.7)     -       (0.5)
  Other                                          0.8      0.4      0.7

   Income tax provision (benefit)               $        $       $ 5.6
                                                17.6     11.1



  The domestic and foreign components of earnings before taxes of consolidated companies were as follows:

  for the years ended August 31 - in millions   1997     1996     1995


  U.S.                                          $        $       $
                                                35.8     25.3     13.3
  Argentina                                      8.3      2.3      2.1
  Other Non-U.S.                                 2.3      0.5     (0.3)

   Total earnings before taxes                  $        $       $
                                                46.4     28.1     15.1

                  DEKALB GENETICS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


M.   QUARTERLY RESULTS OF
OPERATIONS (UNAUDITED)

 The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 1997 and 1996. DEKALB's North American seed operations comprise a significant portion of its business. DEKALB generally delivers only a minor portion of North American seed in the first quarter, delivers more than half in the second quarter, and substantially all the seed is delivered by the end of the third quarter. The Company defers first quarter expenses and anticipates fourth quarter expenses and matches these expenses against second and third quarter revenues. Third quarter results also reflect estimates of seed product returns. Consequently, fourth quarter earnings include adjustments for those earlier estimates.

 The total of four quarters' earnings per share might not equal the earnings per share for the year due to the application of the treasury stock method and market price changes.


            in millions except per share
            amounts -                     Novemb   Februa      May     August
            three months ended the last     er       ry
            day of

            1997
              Revenues                    $ 67.1   $192.3    $178.6    $
                                                                        13.4
              Cost of Revenues             38.9      93.4     89.0       9.2
              Net earnings                  2.1      16.3     13.1      (2.7)
              Earnings per share          $        $         $         $
                                            0.06      0.46     0.36     (0.07)



            1996
              Revenues                    $ 50.1   $         $         $ 20.1
                                                    180.3     137.0
              Cost of Revenues             28.4      95.1      68.4     10.2
              Net earnings                 (0.1)      9.7       8.6     (1.2)
              Earnings per share          $         $ 0.30    $ 0.25   ($
                                            0.00                         0.03)


                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


N.   OPERATION BY
GEOGRAPHIC AREA

 Information on DEKALB's operations by geographic area for fiscal years 1997, 1996 and 1995 is shown below.
 Operating earnings are equal to total revenues less expenses of the geographic areas, excluding interest and general corporate expenses. Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area.



 August 31 - in millions             1997    1996    1995

  Revenues
   United States                            $         $        $
                                            343.6     300.9     243.2
   Argentina                                 67.3     49.8       42.5
   Other Non-U.S.                            40.5     36.8       33.7


                                            $         $        $
                                            451.4     387.5     319.4




  Operating Earnings
   United States                            $         $        $
                                             38.2     30.1       21.0
   Argentina                                 11.7      5.6        5.2
   Other Non-U.S.                             5.9      3.7        3.8


                                            $         $        $
                                             55.8     39.4       30.0




  Equity in Earnings
   Other Non-U.S.                           $         $        $
                                              4.0      1.7       (1.0)





  Identifiable Assets
   United States                            $332.     $256.    $232.
                                              4        8          1
   Argentina                                 86.0     77.7       64.2
   Other Non-U.S.                            31.2     28.8       26.7


                                            $449.     $363.
                                              6        3       $323.
                                                                  0



  Consolidated net assets included approximately $55.8 million at August 31, 1997 and $49.0 million at August 31, 1996, located in countries other than the United States. Consolidated net earnings included approximate earnings of $13.7 million in fiscal year 1997 and $5.4 million in fiscal year 1996 from these countries.


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


          In addition, DEKALB has a supplemental noncontributory pension plan covering certain management employees, which is not funded. Benefits are based mainly on each participant's years of service, final average compensation, and estimated benefits received from certain other benefit plans. This plan was suspended in fiscal 1994 and reinstated in fiscal 1997. During fiscal 1997 the Company recorded an expense of $0.4 million.


           The components of total estimated pension income for the two plans are as follows:

            August 31 - in millions
                                                      1997      1996     1995

            Service Cost - benefits earned during the $ 0.1    $ -       $ -
            year
            Interest cost on projected benefit         0.9      0.7       0.9
            obligations
            Actual return on plan assets              (2.4)    (1.2)     (1.6)
            Net amortization and deferral              1.6      0.3       0.5

             Net pension (income) expense             $ 0.2    ($        ($
                                                                0.2)      0.2)


                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


O.        Actuarial assumptions for August 31, 1997 and August
 PENSION  31, 1996 are a discount rate of 7.25% and a return on
 PLANS    plan assets of 8.5%.
 (CONTIN
UED)

          A reconciliation of the funded status to accrued pension expense is as follows:

                                           Funded Plan        Unfunded Plan
            August 31 - in millions      1997       1996      1997      1996


            Actuarial present value of
            benefits
              based on service to date
            and present
              pay levels:
                 Vested                  $ 7.6     $ 9.3     $ 1.9     $ 0.6
                 Nonvested                 0.9       0.1       -         -


            Accumulated benefit            8.5       9.4       1.9       0.6
            obligation

            Additional amounts related
            to projected
              pay increases                -         -         3.2       -


            Projected benefit              8.5       9.4       5.1       0.6
            obligation

            Plan assets at fair market     9.6       8.8       -         -
            value


            Plan assets less than
              projected benefit            1.1      (0.6)     (5.1)     (0.6)
            obligation

            Unrecognized loss
              from experience              1.1       2.9       4.2       0.1

            Unrecognized net transition   (2.3)     (2.6)      -         -
            asset


            Accrued pension expense
            included
              in the Consolidated        ($0.1)    ($        ($0.9)    ($
            Balance Sheet                            0.3)                0.5)



           The Company has obligations under termination indemnification plans in several foreign countries, but does not have any foreign defined benefit pension plans as defined in Financial Accounting
           Standard No. 87.


                  DEKALB GENETICS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


P.   INFORMATION ON RELATED COMPANIES

 The following is summarized financial information for DEKALB's less than 50 percent owned operations:


  Balance Sheets


   at August 31 - in millions               1997      1996


  ASSETS
   Current assets                           $        $ 9.8
                                            17.7
   Non-current assets                        2.6      2.9


       Total Assets                         $20.3    $
                                                     12.7





  LIABILITIES
   Current liabilities                      $        $ 1.6
                                             3.6
   Non-current liabilities                   3.1      1.8


       Total Liabilities                    $6.7     $ 3.4




  Summary of Earnings




  for the years ended August 31 - in        1997      1996     1995
  millions

   Revenues                                 $        $        $
                                            23.3     15.5      13.3



   Gross Profit                             $        $ 7.1    $ 4.1
                                            12.9



   Net Earnings                             $        $ 3.4    ($
                                             8.1                2.1)


   DEKALB's Equity in Net Earnings          $        $ 1.7    ($
                                             4.0                1.0)





  DEKALB's investments in related companies are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate DEKALB's interest in the net assets of these related companies. Dividends received from related companies were $1.8 million in fiscal year 1997 . No dividends were received in fiscal years 1996 and 1995.


                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Q.
  INCENTIV
E PLANS

 In August, 1988, the Company initially adopted a Long-Term Incentive Plan which provided for the awarding of stock appreciation rights (SARs), restricted stock and incentive and nonqualified options to purchase Class A or Class B Common Stock of the Company. The Company's Stock Option Committee may make awards of SARs, restricted stock or stock options to certain officers and key employees of the Company. All stock options may be granted at no less than fair market value of the Company's stock at the date of grant and are exercisable within periods specified by the Stock Option Committee.

 The following share information reflects the two-for-one and the three-for-one stock splits.

<CAPTION
>
                                   1997           1996          1995


                                  Class A        Class A       Class A

                                                            c>
  Shares under option at       1,517,136     1,422,924      1,461,066
  beginning of year
  Activity:
   Granted                      267,000       343,800       346,500
   Exercised                   (133,122)     (239,382)      (291,738)
   Canceled                     (27,900)      (10,206)      (92,904)


  Shares under option at end of1,623,114     1,517,136      1,422,924
  year



  Shares available for future  1,622,914     2,140,308      373,902
  grants as of August 31
  Shares vested and exercisable1,043,514      917,934       902,772
  as of August 31

  Price range of options         $ 0.33 - $     $ 4.40 - $    $ 0.33 - $
  exercised                            8.04           6.25          6.13
  Price range of shares under      $ 0.33 -     $ 0.33 - $    $ 0.33 - $
  option at end of year              $30.38           8.04          6.13

 In fiscal 1991, the shareholders also approved a Director Stock Option Plan which gives outside directors an election to receive options to purchase Class A Common Stock (which options have a discounted exercise price) in lieu of annual retainer and meeting fees. The 25% discount in the exercise price, multiplied by the number of shares subject to the option, equals the annual retainer and meeting fees the directors would have received. Total expense for the Director Stock Option Plan was $0.1 million in each of the fiscal years 1997, 1996 and 1995.


                                    1997          1996          1995


                                  Class A        Class A       Class A

  Shares under option at        390,166       323,472       294,474
  beginning of year
  Activity:
   Granted                       20,972        69,678        88,110
   Exercised                    (21,000)       (2,984)      (57,720)
   Canceled                           -             -        (1,392)


  Shares under option at end of 390,138       390,166       323,472
  year



  Shares available for future   109,774       130,746       200,424
  grants as of August 31
  Shares vested as of August 31 390,138       390,166       323,472
  Shares exercisable as of      369,166       320,488       235,362
  August 31

  Price range of options         $ 3.35 - $     $ 4.19        $ 3.35 - $
  exercised                            3.38                         4.19
  Price range of shares under      $ 3.35 -    $ 3.35 - $     $ 3.35 - $
  option at end of year              $22.03          6.03           4.19


                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Q.   INCENTIVE PLANS
(CONTINUED)

 The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options. If compensation costs for stock options had been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:


                                   1997           1996

 Net Earnings: ($ in millions)
  As Reported                      $28.8          $17.0
  Pro Forma                        $27.6          $16.7
 Net Earnings Per Share:
  As Reported                       $0.80          $0.51
  Pro Forma                         $0.77          $0.50


 In accordance with SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to September 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

 The weighted average fair value of options granted was $17.20 per share and $4.22 per share during 1997 and 1996, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.4% and 0.9% expected volatility of 32.8% and 30.0%;risk-free interest rates of 6.5% and 6.4%; and an expected life of seven years,

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



R.   INDUSTRY
SEGMENT

 The following industry segment information summarized
 DEKALB's operations as of and for the years ended August 31, 1997, 1996, and 1995.

 Operating earnings are total sales and revenues less operating expenses of the segments, excluding interest, and general corporate allocations.

 No customer accounted for 10 percent or more of total operating revenues.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

R.   INDUSTRY SEGMENT
(CONTINUED)



  August 31 - in millions              1997        1996        1995


  Revenues


   Seed (1)                         $ 394.8     $ 340.4     $ 272.0
   Swine                               56.6        47.1        47.4


                                    $ 451.4     $ 387.5     $ 319.4



  Earnings (Loss) Before Income
  Taxes


   Seed:
       Operating earnings           $  54.3      $ 39.2      $ 30.9
       Equity in net earnings of        4.0         1.7        (1.0)
  related companies


                                       58.3        40.9        29.9

   Swine                                1.5         0.2        (0.9)


       Total Operations                59.8        41.1        29.0

   General corporate expenses          (8.5)       (6.9)       (5.4)
   Net interest expense                (4.9)       (6.1)       (8.5)


                                    $  46.4      $ 28.1      $ 15.1



  Identifiable Assets


   Seed                              $413.1     $ 329.8     $ 290.5
   Swine                               36.1        32.7        31.7
   Discontinued Operations              0.4         0.8         0.8


                                     $449.6     $ 363.3     $ 323.0



  Depreciation and Amortization
  Expense


   Seed                             $  11.6       $ 9.1       $ 8.7
   Swine                                2.2         2.2         2.4
                                     $ 13.8      $ 11.3      $ 11.1



  Property Additions


   Seed                              $ 57.6      $ 28.5      $ 14.6
   Swine                                1.8         2.2         0.8


                                     $ 59.4      $ 30.7      $ 15.4



  (1) Consolidated revenues do not include approximately $155 million in fiscal year 1997, $145 million in fiscal year 1996 and $130 million in fiscal year 1995 of DEKALB seed sold under royalty agreements with non-consolidated affiliates and licensees or recognized by equity companies. (Footnote P).


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

 Net earnings from discontinued operations included an operating loss of $0.5 million, net of $0.5 million tax benefit and a net gain on the sale of $1.7 million, net of $0.5 million tax expense. Revenues for discontinued operations were $12.1 million for the eight months of fiscal 1995. Net assets of the discontinued operations at August 31, 1997 amounted to $0.4 million.

                   DEKALB GENETICS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



T.   MONSANTO
TRANSACTION

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

 During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. The two-for-one stock split to shareholders of record on July 25, 1997, and the three-for-one stock split to shareholders of record on May 10, 1996 are reflected in the following share and price information. During fiscal 1996, Monsanto purchased from DEKALB 0.5 million newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $ 10.83 and 2.8 million newly issued shares of Class B (non-voting) Common Stock at a price per share of $10.83. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to over 34.0 million from about
 31.2 million.

 During fiscal 1996, Monsanto also acquired 10.4 million shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at a price of $11.83 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, and $3.0 million in February, 1997, the first two payments under the companies' collaboration agreement, which calls for total payments of $19.5 million over the term of the agreement.

 As of August 31, 1997, Monsanto held 0.5 million shares of
 Class A and 13.2 million shares of Class B Common Stock.
 This represents approximately ten percent of Class A voting shares and 44 percent of Class B non-voting shares.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

      FINANCIAL DISCLOSURE


      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1997. The information required by this Item is incorporated by reference from the Proxy Statement.

Information about Executive Officers is shown on pages 8 and 9 of this filing.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)
Financial
   Statement
s
              The following financial statements of DEKALB
              Genetics Corporation are included in Part II, Item
              8:
                                                                     Page


              Report of Independent Public Accountants                18

              Consolidated Statements of Operations for the years
              ended August 31, 1997, 1996 and 1995                    19

              Consolidated Balance Sheets at August 31, 1997 and      20
              1996

              Consolidated Statements of Cash Flows for the years
              ended August 31, 1997, 1996 and 1995                    21

              Consolidated Statements of Shareholders' Equity for
              the years ended August 31, 1997, 1996 and 1995          22

              Notes to Consolidated Financial Statements            23-43

(a) (2)
Financial
   Statement
   Schedules
              Schedule VIII - Valuation and Qualifying Account        49

                                    PART IV

 (a) (3)                                                 Page
 Exhibits

     3A       Restated Certificate of Incorporation of DEKALB       50-59
              Genetics Corporation

     3B       By-Laws of DEKALB Genetics Corporation [Attached as     *
              Exhibit B to Information Statement contained in Form
              8 Amendment (Amendment No. 3) dated August 18, 1988,
              amending Form 10 Registration Statement of the
              Company dated June 17, 1988 (File No. 0-17005)]

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

     4C       Revolving Credit Agreement between DEKALB Genetics
              Corporation and the banks listed therein.             60-63

              Other instruments with respect to long-term debt of the Registrant are not filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Company agrees to provide a copy to the Commission upon request.

    10A       DEKALB Genetics Corporation Long-Term Incentive Plan    *
              [Incorporated by reference to Exhibit 4A to Form S-8
              Registration Statement No. 33-24875]**

    10B       Form of Indemnification Agreements [Attached as         *
              Exhibit D to Information Statement contained in Form
              8 Amendment (Amendment No. 3) Dated August 18, 1988,
              amending Form 10 Registration Statement of the
              Company dated June 17, 1988 (File No. 0-17005)]**

    10C       DEKALB Genetics Corporation Savings and Investment      *
              Plan [Incorporated by reference to Exhibit 4.3 to
              Form S-8 (File No. 33-33305) dated February 1,
              1990]**

    10D       DEKALB Genetics Corporation Pension Plan**              *

    10E       Form of Long-Term Incentive Plan Agreement              *
              [Incorporated by reference to Exhibit 4B to Form S-8
              Registration Statement (Registration No. 33-
              24875)]**


(a) (3)
Exhibits                                                             Page
    continue
d


    10F       Director Stock Option Plan                              *
              [Incorporated by reference to Exhibit 4.3 to Form S-
              8 Registration Statement (Registration No. 33-
              39986)]**

    10G       Employment Agreement between DEKALB Genetics            *
              Corporation and Bruce P. Bickner dated September 1,
              1994 [Incorporated by reference to Exhibit 10a to
              Form 10-Q filed April 12, 1995 (File No. 0-17005)]**

    10H       Employment Agreement between DEKALB Genetics            *
              Corporation and Richard O. Ryan dated September 1,
              1994 [Incorporated by reference to exhibit 10B to
              Form 10-Q filed April 12, 1995 (File No. 0-17005)]**

    10I       Employment Agreement between DEKALB Genetics            *
              Corporation and John H. Witmer, Jr. dated September
              1, 1994 [Incorporated by reference to Exhibit 10C to
              Form 10-Q filed April 12, 1995 (File No. 0-17005)]**

    10J       Employment Agreement between DEKALB Genetics            *
              Corporation and Richard T. Crowder dated October 26,
              1994 [Incorporated by reference to Exhibit 10J to
              Form 10-K filed October 12, 1995 (File No. 0-
              17005)]**

    10K       Employment Agreement between DEKALB Genetics
              Corporation and Thomas R. Rauman dated September 1,     *
              1995 [Incorporated by reference to Exhibit 10K to
              Form 10-K filed October 9, 1996 (File No. 0-
              17005)]**

     11       Computation of Earnings Per Share                       64

     21       Subsidiaries of DEKALB Genetics Corporation             65

     23       Consent of Independent Public Accountants - Arthur      66
              Andersen LLP

     27       Financial Data Schedule

     * Document has heretofore been filed with the Commission and is incorporated by reference.

     ** Document is a management contract or compensating plan or arrangement.

(b) Reports on Form 8-K - No Form 8-K was filed during the three months ended August 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DEKALB GENETICS CORPORATION


Date: October 10, 1997               By: Bruce P. Bickner

                                         Bruce P. Bickner
                                         Chairman, Chief Executive Officer
                                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 10th day of October, 1997.


      Signature                                        Title

   Richard O. Ryan                            President, Chief Operating

      Officer
   Richard O. Ryan                            and Director


   Thomas R. Rauman                        Vice President - Finance and
   Thomas R. Rauman                        Chief Financial Officer


   Janis M. Felver                         Vice President and

   Janis M. Felver                         Chief Accounting Officer


                       DIRECTORS


   Charles J. Arntzen                      Allan Aves

   Charles J. Arntzen                      Allan Aves


   Robert T. Fraley                        Tod R. Hamachek

   Robert T. Fraley                        Tod R. Hamachek


   Paul H. Hatfield                        Virginia R. Holt

   Paul H. Hatfield                        Virginia R. Holt



   Douglas C. Roberts                      John T. Roberts

   Douglas C. Roberts                      John T. Roberts


   H. Blair White                          William M. Ziegler
   H. Blair White                          William M. Ziegler

                   DEKALB Genetics Corporation
         SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNT
            years ended August 31, 1997, 1996 and 1995
                      (Dollars in thousands)

         Column A             Column           Column C          Column      Column
                                 B                                 D           E


                                              Additions

                              Balance    Charged     Charged                Balance
                              at         to          to                     at
Description                   Beginni    Costs       Other      Deducti     End
                              ng         and         Account    ons         Of
                              of         Expense     s                      Period
                              Period     s


Year ended August 31,
1997:
Deducted in the balance
sheet
 from the assets to which
they
 apply:                       $ 3,581    $ 2,761     $          $ 1,048     $ 5,294
                                                        0        (a)
   Allowance for doubtful
accounts
    and notes receivable
   Inventory reserve          $13,915    $11,825     $          $ 6,862     $18,878
                                                        0



Year ended August 31,
1996:
Deducted in the balance
sheet
 from the assets to which
they
 apply:                       $ 2,713    $ 1,233      $ 0       $           $ 3,581
                                                                 365 (a)
   Allowance for doubtful
accounts
   and notes receivable



   Inventory reserve          $14,342    $7,379        $0       $7,806      $13,915



Year ended August 31,
1995:
Deducted in the balance
sheet
 from the assets to which
they
 apply:                       $ 2,159    $ 961        $ 0       $ 407       $ 2,713
                                                                 (a)
   Allowance for doubtful
accounts
   and notes receivable



   Inventory reserve          $13,829    $10,615       $0       $10,102     $14,342






Notes:
  (a) Uncollectible items written off, less recoveries of items previously written off.

                                   EXHIBIT 3A

                     RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                          DEKALB GENETICS CORPORATION

     FIRST:  The name of the Corporation is DEKALB Genetics Corporation.

     SECOND: The address of the Corporation's registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of the Corporation's registered agent at such address is The Corporation Trust Company.

     THIRD: The purpose of the Corporation shall be to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is sixty million five hundred thousand (60,500,000), of which five hundred thousand (500,000) shares of the par value of One Dollar ($1.00) each shall be Preferred Stock and sixty million (60,000,000) shares without par value shall be Common Stock divided into two classes, consisting of fifteen million (15,000,000) shares of Class A Common Stock, without par value, and forty five million (45,000,000) shares of Class B Common Stock, without par value.
     The designations, voting powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of the above classes of stock shall be as follows:

                                       I.
                                PREFERRED STOCK

     1. Shares of Preferred Stock may be issued in one, or more series at such time or times, and for such consideration or considerations, as the Board of Directors may determine.

     2. The Board of Directors is expressly authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors (a "Preferred Stock Designation"), and as are not stated and expressed in this Restated Certificate of Incorporation (the "Certificate of Incorporation") or any amendment thereto including, but not limited to, determination of any of the following:

          (a) the distinctive serial designation and the number of shares constituting a series;

          (b) the dividend rate or rates, whether dividends shall be cumulative and, if so, from what date, the payment date or dates for dividends, and the participating or other special rights, if any, with respect to dividends;
          (c) the voting powers, full or limited, if any, of the shares of such series;

          (d) whether the shares shall be redeemable and, if so, the price or prices at which, and the terms and conditions on which, the shares may be redeemed;

          (e) the amount or amounts payable upon the shares in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation prior to any payment or distribution of the assets of the Corporation to any class or classes, or to any series of any class or classes, of stock of the Corporation ranking junior to the Preferred Stock;

          (f) whether the shares shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of shares of a series and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which the shares may be redeemed or purchased through the application of such fund;

          (g) whether the shares shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation or any other corporation, and if so convertible or exchangeable, the conversion price or prices, or the rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange; and

          (h) any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of this Certificate of Incorporation.

     3. Shares of Preferred Stock which have been issued and reacquired in any manner by the Corporation (excluding, until the Corporation elects to retire them, shares which are held as treasury shares but including shares redeemed, shares purchased and retired and shares which have been converted into shares of Common Stock) shall have the status of authorized but unissued shares of Preferred Stock and may be reissued.

                                      II.
                                  COMMON STOCK

     1. Except as herein provided with respect to voting rights and with respect to the right to exchange shares of Class A Common Stock for Class B Common Stock, and except as provided in section 6 or section 7 of this Division II, there shall be no difference or distinction between the rights of the Class A Common Stock and the Class B Common Stock, and reference herein or in the Delaware General Corporation Law to Common Stock shall mean and apply to the Class A Common Stock and Class B Common Stock alike without preference or distinction.

     2. Subject to the preferential rights of the Preferred Stock, the holders of the Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors.

     3. Except as otherwise required by law, Class A Common Stock of the Corporation shall have the right and power to vote on and in respect to the election of directors and all other matters and questions, and each holder of shares of Class A Common Stock shall have one (1) vote for each share thereof standing registered in his name on the books of the Corporation on the date, if any, fixed for the purpose of determining voting rights; and the holders of Class B Common Stock shall not be entitled to notice of or vote at any meeting of the stockholders of the Corporation.

     4. Each holder of shares of Class A Common Stock may, upon surrender to the Transfer Agent of certificates representing shares of Class A Common Stock, exchange such shares, share for share, for shares of Class B Common Stock and thereupon shall be entitled to receive certificates representing the number of shares of Class B Common Stock into which such shares of Class A Common Stock shall thereby be exchanged, which shares shall be deemed fully paid and non-assessable shares of Class B Common Stock.

     5. Subject to the protective conditions and restrictions of any outstanding Preferred Stock, the amount of the authorized Common Stock may be increased or decreased and the division of increase or decrease between Class A Common Stock and Class B Common Stock may be effected by amendment of this Certificate of Incorporation adopted by the affirmative vote of the holders of a majority of the aggregate of the Class A Common Stock without any vote by the holders of Class B Common Stock.

     6. Anything in this Division II to the contrary notwithstanding, any dividend or distribution to the holders of Class A Common Stock and Class B Common Stock of the Corporation that is made in the form of shares of capital stock of another corporation, at least a majority of the capital stock of which shall then be owned by the Corporation ("Subsidiary"), and which is divided into two separate classes or series of common stock having rights, including without limitation voting and exchange rights, substantially identical to the rights provided in this Division II for the Class A Common Stock and Class B Common Stock of the Corporation (except as provided below), if so provided in the resolution of the Board of Directors of the Corporation declaring such dividend or distribution, may be made on the basis of (a) a pro rata distribution of all or any portion of the shares of common stock of the Subsidiary of a class or series having rights substantially identical to the rights provided in this Division II for Class A Common Stock of the Corporation ("Subsidiary Voting Stock") to holders of Class A Common Stock of the Corporation outstanding as of the record date for such dividend or distribution, and (b) a pro rata distribution of all or any portion of the shares of common stock of the Subsidiary of a class or series having rights substantially identical to the rights provided in this Division II for Class B Common Stock of the Corporation ("Subsidiary Non-Voting Stock") to holders of Class B Common Stock of the Corporation outstanding as of such record date, with (c) the number of shares of Subsidiary Non-Voting Stock distributed with respect to each share of Class B Common Stock of the Corporation to be the same as the number of shares of Subsidiary Voting Stock distributed with respect to each share of Class A Common Stock of the Corporation, all with the effect that immediately after such dividend or distribution has been made, (i) the holders of the Class A Common Stock of the Corporation shall hold all of the shares of Subsidiary Voting Stock of the Subsidiary made the subject of such dividend or distribution, (ii) the holders of the Class B Common Stock of the Corporation shall hold all of the shares of Subsidiary Non-Voting Stock of the Subsidiary made the subject of such dividend or distribution, and (iii) each holder of Class A Common Stock and Class B Common Stock of the Corporation shall hold the same proportionate interest in the Subsidiary Voting Stock and Subsidiary Non-Voting Stock of the Subsidiary, as the case may be, made the subject of such dividend or distribution, as such holder owns in the Corporation as of the record date for such dividend or distribution. Notwithstanding the foregoing, (A) the provisions of the Subsidiary Voting Stock and Subsidiary Non-Voting Stock of the Subsidiary may provide that after a stated date the Subsidiary Non-Voting Stock shall have voting rights substantially identical to the voting rights of the Subsidiary Voting Stock or the separate classes may be consolidated into a single class of voting common stock, and (B) any such pro rata distribution may be made on the basis of cash for the fair value of any fractional share of stock of the Subsidiary which would otherwise be so distributed.

     7. Anything in this Division II to the contrary notwithstanding, the Board of Directors of the Corporation may declare and pay a dividend or other distribution of Common Stock of the Corporation which consists of (a) a dividend or other distribution of shares of Class A Common Stock to holders of shares of Class A Common Stock and (b) a dividend or other distribution of shares of Class B Common Stock to holders of shares of Class B Common Stock, so long as (i) the number of shares of Class A Common Stock so declared and paid per share to holders of shares of Class A Common Stock is equal to the number of shares of Class B Common Stock so declared and paid per share to holders of shares of Class B Common Stock and (ii) any payment per share to holders of Class A Common Stock in lieu of fractional shares of Class A Common Stock in connection with such dividend or other distribution is equal to any payment per share to holders of Class B Common Stock in lieu of fractional shares of Class B Common Stock in connection with such dividend or other distribution.

                                      III.
                                OTHER PROVISIONS

     1. In any case in which the vote of shares of a particular class is required by law or this Certificate of Incorporation, every holder of shares of such class shall have full voting rights with respect thereto, whether or not such holder is also interested in the subject matter of the vote as a holder of shares.

     2. No holder of the shares of stock of any class of this Corporation shall hereafter have any preemptive right to purchase or subscribe to any additional share of stock of any class or any security of this Corporation, whether now or hereafter authorized or issued. All such securities may be issued and disposed of by the Board of Directors to such recipients thereof for such lawful considerations, and on such terms, as the Board of Directors, in its discretion may determine, without first offering the same, or any part thereof, to the holders of shares of stock of any class of this Corporation.

     FIFTH: A. Number, Election and Terms of Directors. Subject to the rights of the holders of any series of Preferred Stock to elect additional directors under specified circumstances, the number of directors shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board (as defined in Article EIGHTH). The directors, other than those who may be elected by the holders of any series of Preferred Stock under specified circumstances, shall be divided, with respect to the time for which they severally hold office, into three classes, with the term of office of the first class to expire at the 1988 annual meeting of stockholders, the term of office of the second class to expire at the 1989 annual meeting of stockholders and the term of office of the third class to expire at the 1990 annual meeting of stockholders, with each director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, commencing with the 1988 annual meeting, (i) directors elected to succeed those directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified and (ii), if authorized by a resolution of the Board of Directors, directors may be elected by the stockholders to fill any vacancy on the Board of Directors, regardless of how such vacancy was created.

     B. Stockholder Nomination of Director Candidates and Introduction of Business. Advance notice of stockholder nominations for the election of directors and of business to be brought by stockholders before any meeting of the stockholders of the Corporation shall be given in the manner provided in the By-Laws of the Corporation.

     C. Newly Created Directorships and Vacancies. Subject to the rights of the holders of any series of Preferred Stock, and unless the Board of Directors otherwise determines, newly created directorships resulting from death, expansion of the size of the Board, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which such new directors shall have been elected expires and until such director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the entire Board of Directors shall shorten the term of any incumbent director.

     D.  Removal.   Subject to the rights of the holders of any series of
Preferred Stock, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all of the then-outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class.

     E. Amendment, Repeal or Alteration. Notwithstanding any other provisions of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the capital stock of the Corporation required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all of the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this Article FIFTH.

     SIXTH: In furtherance and not in limitation of the powers conferred by law, the Board of Directors is expressly authorized to make, alter, amend and repeal the By-Laws of the Corporation, subject to the power of the holders of the capital stock of the Corporation to alter, amend and repeal the By-Laws; provided, however, that, with respect to the powers of holders of capital stock to alter, amend and repeal By-Laws of the Corporation, notwithstanding any other provision of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the capital stock of the Corporation required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to (i) alter, amend or repeal any provision of the By-Laws or (ii) alter, amend or repeal any provisions of this proviso to this Article SIXTH.

     SEVENTH: Subject to the rights of the holders of any series of Preferred Stock, (A) any action required or permitted to be taken by the stockholders of the Corporation must be effected at an annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders and (B) special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board. Notwithstanding any other provisions of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the capital stock of the Corporation required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all of the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this Article SEVENTH.

     EIGHTH: A. (1) In addition to any affirmative vote required by law, by this Certificate of Incorporation or by any Preferred Stock Designation, and except as otherwise expressly provided in Section B of this Article EIGHTH:

          (i) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a)any Interested Stockholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of any Interested Stockholder; or

          (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of any assets of the Corporation or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) of $1 million or more; or

          (iii) the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $1 million or more; or

          (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Interested Stockholder or any Affiliate of any Interested Stockholder; or
          (v) any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving any Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is Beneficially Owned (as hereinafter defined) by any Interested Stockholder or any Affiliate of any Interested Stockholder;

shall require the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all of the then-outstanding shares of the Voting Stock, voting together as a single class. Such affirmative vote shall be required notwithstanding any other provisions of this Certificate of Incorporation or any provision of law or of any agreement with any national quotation system or national securities exchange or otherwise which might otherwise permit a lesser vote or no vote.

     (2) The term "Business Combination" as used in this Article EIGHTH shall mean any transaction which is referred to in any one or more of subparagraphs
(i) through (v) of paragraph (1) of this Section A.

     (B) The provisions of Section A of this Article EIGHTH shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law, any other provision of this Certificate of Incorporation and any Preferred Stock Designation, if, in the case of a Business Combination that does not involve consideration being received by the stockholders of the Corporation, solely in their respective capacities as stockholders of the Corporation, the condition specified in the following paragraph (1) is met or, in the case of any other Business Combination that does involve consideration being received by the stockholders of the Corporation, solely in their respective capacities as stockholders of the Corporation, the conditions specified in either of the following paragraph (1) or paragraph (2) are met:

          (1) The Business Combination shall have been approved by a majority of the Continuing Directors (as hereinafter defined); provided however, that this condition shall not be capable of satisfaction unless there are at least five Continuing Directors.

          (2)  All of the following conditions shall have been met:

               (i) The consideration to be received by holders of shares of a particular class (or series) of outstanding capital stock (including Common Stock and other than Excluded Preferred Stock (as hereinafter defined)) shall be in cash or in the same form as the Interested Stockholder or any of its Affiliates has previously paid for shares of such class (or series) of capital stock. If the Interested Stockholder or any of its Affiliates have paid for shares of any class (or series) of capital stock with varying forms of consideration, the form of consideration to be received per share by holders of shares of such class (or series) of capital stock shall be either cash or the form used to acquire the largest number of shares of such class (or series) of capital stock previously acquired by the Interested Stockholder or any of its Affiliates.

               (ii) The aggregate amount of (x) the cash and (y) the Fair Market Value (as hereinafter defined), as of the date (the "Consummation Date") of the consummation of the Business Combination, of the consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the higher of the following (in each case appropriately adjusted in the event of any stock dividend, stock split, combination of shares or similar event):

                    (a) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Stockholder or any of its Affiliates for any shares of Common Stock acquired by them within the two-year period immediately prior to the date of the first public announcement of the proposal of the Business Combination (the "Announcement Date") or in any transaction in which the Interested Stockholder became an Interested Stockholder, whichever is higher, plus interest compounded annually from the first date on which the Interested Stockholder became an Interested Stockholder (the "Determination Date") through the Consummation Date at the publicly announced base rate of interest of such major bank headquartered in the City of Chicago as may be selected by the Continuing Directors from time to time in effect in the City of Chicago, less the aggregate amount of any cash dividends paid, and the Fair Market Value of any dividends paid in other than cash, on each share of Common Stock from the Determination Date through the Consummation Date in any amount up to but not exceeding the amount of interest so payable per share of Common Stock; and

                    (b) the Fair Market Value per share of Common Stock on the Announcement Date or the Determination Date, whichever is higher.

               (iii) The aggregate amount of (x) the cash and (y) the Fair Market Value, as of the Consummation Date, of the consideration other than cash to be received per share by holders of shares of any class (or series), other than Common Stock or Excluded Preferred Stock, of outstanding capital stock shall be at least equal to the highest of the following (in each case appropriately adjusted in the event of any stock dividend, stock split, combination of shares or similar event), it being intended that the requirements of this paragraph (2)(iii) shall be required to be met with respect to every such class (or series) of outstanding capital stock whether or not the Interested Stockholder or any of its Affiliates has previously acquired any shares of a particular class (or series) of capital stock:

                    (a) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Stockholder or any of its Affiliates for any shares of such class (or series) of capital stock acquired by them within the two-year period immediately prior to the Announcement Date or in any transaction in which it became an Interested Stockholder, whichever is higher, plus interest compounded annually from the Determination Date through the Consummation Date at the publicly announced base rate of interest of such major bank headquartered in the City of Chicago as may be selected by the Continuing Director from time to time in effect in the City of Chicago, less the aggregate amount of any cash dividends paid, and the Fair Market Value of any dividends paid in other than cash, on each share of such class (or series) of capital stock from the Determination Date through the Consummation Date in an amount up to but not exceeding the amount of interest so payable per share of such class (or series) of capital stock;

                    (b) the Fair Market Value per share of such class (or series) of capital stock on the Announcement Date or on the Determination Date, whichever is higher; and

                    (c) the highest preferential amount per share, if any, to which the holders of shares of such class (or series) of capital stock would be entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation.

               (iv) After such Interested Stockholder has become an Interested Stockholder and prior to the consummation of such Business
          Combination: (a) except as approved by a majority of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding Preferred Stock; (b) there shall have been (I) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Continuing Directors, and (II) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Continuing Directors; and (c) neither such Interested Stockholder nor any of its Affiliates shall have become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Stockholder becoming an Interested Stockholder; provided, however, that no approval by Continuing Directors shall satisfy the requirements of this subparagraph (iv) unless at the time of such approval there are at least five Continuing Directors.
               (v) After such Interested Stockholder has become an Interested Stockholder, such Interested Stockholder and any of its Affiliates shall not have received the benefit, directly or indirectly (except proportionately, solely in such Interested Stockholder's or Affiliate's capacity as a stockholder of the Corporation), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

               (vi) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to all stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

               (vii) Such Interested Stockholder shall have supplied the Corporation with such information as shall have been requested pursuant to Section E of this Article EIGHTH within the time period set forth therein.

   C.  For the purposes of this Article EIGHTH:

          (1) A "person" means any individual, limited partnership, general partnership, corporation or other firm or entity.
          (2) "Interested Stockholder" means any person (other than the Corporation or any Subsidiary) who or which:

               (i) is the beneficial owner (as hereinafter defined), directly or indirectly, of ten percent or more of the voting power of the outstanding Voting Stock; or

               (ii) is an Affiliate or an Associate (as hereinafter defined) of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding Voting Stock; or

               (iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933, as amended.

     Notwithstanding the foregoing, an "Interested Stockholder" shall not include (a) any person who or which is the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding Voting Stock on the date that the Corporation first has more than 100 stockholders or
(b) any transferee of all or substantially all of the Voting Stock of the Corporation beneficially owned by such person on such date.

          (3) A person shall be a "beneficial owner" of, or shall "Beneficially Own," any Voting Stock:
               (i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as in effect on August 31, 1988; or

               (ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding (but neither such person nor any such Affiliate or Associate shall be deemed to be the beneficial owner of any shares of Voting Stock solely by reason of a revocable proxy granted for a particular meeting of stockholders, pursuant to a public solicitation of proxies for such meeting, and with respect to which shares neither such person nor any such Affiliate or Associate is otherwise deemed the beneficial owner); or

               (iii) which is beneficially owned, directly or indirectly, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as in effect on August 31, 1988, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting (other than solely by reason of a revocable proxy as described in subparagraph (ii) of this paragraph (3)) or disposing of any shares of Voting Stock;

provided, however, that in the case of any employee stock ownership or similar plan of the Corporation or of any Subsidiary in which the beneficiaries thereof possess the right to vote any shares of Voting Stock held by such plan, no such plan nor any trustee with respect thereto (or any Affiliate of such trustee), solely by reason of such capacity of such trustee, shall be deemed, for any purposes hereof, to beneficially own any shares of Voting Stock held under any such plan.

     (4) For the purposes of determining whether a person is an Interested Stockholder pursuant to paragraph (2) of this Section C, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph (3) of this Section C, but shall not include any other unissued shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     (5) "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on August 31, 1988.

     (6) "Subsidiary" means any corporation, limited partnership, general partnership or other firm or entity of which a majority of any class of equity security or other equity interest is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in paragraph (2) of this Section C, the term "Subsidiary" shall mean only a corporation, limited partnership, general partnership or other firm or entity of which a majority of each class of equity security or other equity interest is owned, directly or indirectly, by the Corporation.

     (7) "Continuing Director" means any member of the Board of Directors of the Corporation who is unaffiliated with the Interested Stockholder and was a member of the Board of Directors of the Corporation prior to the time that the Interested Stockholder became an Interested Stockholder, and any director who is thereafter chosen to fill any vacancy on the Board of Directors or who is elected and who, in either event, is unaffiliated with the Interested Stockholder and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of Continuing Directors then on the Board of Directors.

     (8) "Fair Market Value" means: (i) the case of stock, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotation System or any system then in use, or if no such quotations are available, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the fair market value on the date in question of a share of such stock as determined by the Board of Directors of the Corporation; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board of Directors of the Corporation in accordance with Section D of this Article EIGHTH.

     (9) In the event of any Business Combination in which the Corporation survives, the phrase "consideration other than cash to be received" as used in paragraphs (2)(ii) and (2)(iii) of Section B of this Article EIGHTH shall include the shares of Common Stock and/or the shares of any other class (or series) of outstanding capital stock of the Corporation retained by the holders of such shares.

     (10) "Whole Board" means the total number of directors which this Corporation would have if there were no vacancies.

     (11) "Excluded Preferred Stock" means any series of Preferred Stock with respect to which the Preferred Stock Designation creating such series expressly provides that the provisions of this Article EIGHTH shall not apply.

     D. A majority of the Whole Board, but only if a majority of the Whole Board shall then consist of Continuing Directors or, if a majority of the Whole Board shall not then consist of Continuing Directors, a majority of the then Continuing Directors, shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article EIGHTH, including, without limitation,
(i) whether a person is an Interested Stockholder, (ii) the number of shares of Voting Stock beneficially owned by any person, (iii) whether a person is an Affiliate or Associate of another, (iv) whether the applicable conditions set forth in paragraph (2) of Section B have been met with respect to any Business Combination, and (v) the Fair Market Value of stock or other property in accordance with paragraph (8) of Section C of this Article EIGHTH.

     E. A majority of the Whole Board shall have the right to demand, but only if a majority of the Whole Board shall then consist of Continuing Directors, or, if a majority of the Whole Board shall not then consist of Continuing Directors, a majority of the then Continuing Directors shall have the right to demand that any person who it is reasonably believed is an Interested Stockholder (or holds of record shares of Voting Stock Beneficially Owned by any Interested Stockholder) supply this Corporation with complete information as to (i) the record owner(s) of all shares Beneficially Owned by such person who it is reasonably believed is an Interested Stockholder, (ii) the number of, and class or series of, shares Beneficially Owned by such person who it is reasonably believed is an Interested Stockholder and held of record by each such record owner and the number(s) of the stock certificate(s) evidencing such shares, and
(iii) any other factual matter relating to the applicability or effect of this Article EIGHTH, as may be reasonably requested of such person, and such person shall furnish such information within 10 days after receipt of such demand.

     F. Nothing contained in this Article EIGHTH shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

     G. Notwithstanding any other provisions of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all of the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this Article EIGHTH.

     NINTH: A. No person who is or was at any time a director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such person as a director; provided that the provisions of this Article NINTH shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. If the General Corporation Law of the State of Delaware is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended. No amendment to (if such amendment would have the effect of increasing the liability or alleged liability of any director of the Corporation) or repeal of this Section A shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any act or omission of such director occurring prior to such amendment or repeal.

     B. (1) To the extent permitted by Delaware law from time to time in effect and subject to the provisions of paragraph (2) of this Section B, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, in their respective capacities, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     (2) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, in their respective capacities, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation, unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     (3) To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in paragraphs (1) and (2) of this Section B, or in defense of any claim, issue or matter therein, he shall be indemnified by the Corporation against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     (4) Any indemnification under paragraphs (1) and (2) of this Section B (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in said paragraphs (1) and (2). Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding or (ii) if such a quorum is not obtainable, or, even if obtainable and a quorum of disinterested directors so directs, by independent legal counsel (compensated by the Corporation) in a written opinion, or (iii) by the stockholders.

     (5) Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Section B.

     (6) The indemnification and advancement of expenses provided by, or granted pursuant to, the other paragraphs of this Section B shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of the stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

     (7) The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of the Delaware General Corporation Law.

     (8) The indemnification and advancement of expenses provided by, or granted pursuant to, this Section B shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
     TENTH: The Board of Directors of the Corporation, in determining what action it shall take or recommend with respect to any offer or proposal of another person or entity to (a) make a tender, exchange or similar offer for any equity security of the Corporation, (b) merge or consolidate the Corporation with another corporation, (c) purchase or otherwise acquire all or substantially all of the properties and assets of the Corporation, or (d) otherwise gain control of the Corporation, shall, in the exercise of its judgment in determining what is in the best interest of the Corporation and its stockholders, consider all relevant factors including, without limitation, the following: (i) the social, legal and economic effect of the offer or proposal on the employees, dealers, distributors, customers, suppliers and others doing business with or otherwise affected by the Corporation and its subsidiaries and on the communities in which the Corporation and its subsidiaries carry on their business activities; (ii) the consideration being proposed in the offer or proposal in relation to (A) the then current market price of the Corporation's equity securities, (B) the future value of the Corporation as an independent corporation and (C) the then current value of the Corporation in a freely negotiated transaction; the judgment of the Board of Directors in making the determination in this subsection (ii) may be based in part on economic and market conditions, business prospects, internal or independent studies and such other economic factors and information as the directors shall in good faith deem relevant; and (iii) relevant aspects of other acquisitions made by such person or entity and their course of dealing with acquired businesses including the effect thereof on the business and reputation of the acquired businesses and their products and the effect of such acquisitions on employees and other persons affected by the acquired businesses and on the communities in which such acquired businesses carry on their business activities.

     ELEVENTH: The Corporation reserves the right to amend, change or repeal any provision contained in this Certificate of Incorporation, and any other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted, in the manner now or hereafter provided herein or by statute, and all rights, preferences and privileges of whatsoever nature conferred upon stockholders, directors or any other persons whomsoever by and pursuant to this Certificate of Incorporation in its present form or as amended are granted subject to the rights reserved in this article ELEVENTH.

                                   EXHIBIT 4C

                          DEKALB GENETICS CORPORATION
                      NINTH AMENDMENT TO CREDIT AGREEMENT


Harris Trust and Savings Bank
Chicago, Illinois

Bank of America National Trust & Savings Association
(Successor by Merger with Bank of America, Illinois)
Chicago, Illinois

First Chicago NBD (Successor by Merger with NBD Bank, N.A.)
Chicago, Illinois

Ladies and Gentlemen:

Reference is hereby made to that certain Credit Agreement dated as of January 15, 1992, as amended (the "Credit Agreement") among the undersigned, DEKALB GENETICS CORPORATION, a Delaware corporation (the "Company"), you (the "Banks") and Harris Trust and Savings Bank, as agent for the Banks (the "Agent"). All defined terms used herein shall have the same meaning as in the Credit Agreement unless otherwise defined herein.

The Banks extend a $50,000,000 revolving credit and competitive bid facility to the Company on the terms and conditions set forth in the Credit Agreement. The Company and the Banks now wish to amend the Credit Agreement in the manner set forth in this Amendment.

1.   AMENDMENTS.

Upon satisfaction of all of the conditions precedent set forth in Section 2 hereof, the Credit Agreement shall be amended as follows:

     1.1 Section 1.1(a) of the Credit Agreement is amended by replacing the date "December 31, 1999" appearing therein with the date "December 31, 2002".

     1.2 Section 8.4(a) of the Credit Agreement is amended by replacing the word `monthly'' appearing therein in the second and third lines with the word `quarterly''.

     1.3  Section 8.8 of the Credit Agreement is deleted.

     1.4 Section 8.9 of the Credit Agreement is amended by replacing the figure `$85,000,000'' appearing therein on the last line with the figure `$115,000,000''.

     1.5  Section 8.11 of the Credit Agreement is deleted.
     1.6 Section 8.16 of the Credit Agreement is amended by replacing the figure `5%'' appearing therein on the first line of the last paragraph with the figure `10%''.

2.   Conditions Precedent

The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

     2.1 The Company and each of the Banks shall have executed this Amendment (such execution may be in several counterparts and the several parties hereto may execute on separate counterparts).

     2.2 Each Guarantor Subsidiary shall have executed and delivered to the Banks the Guarantors' Consent in the form set forth below.

     2.3 Each of the representations and warranties set forth in Section 6 of the Agreement shall be true and correct, except the Partnership was dissolved in August 31, 1993, and the business of the former Partnership is now operated as a division of the Company.

     2.4 The Company shall be in full compliance with all of the terms and conditions of the Agreement and no Event of Default or Potential Default shall have occurred and be continuing thereunder or shall result after giving effect to this Amendment.

3.   MISCELLANEOUS

     3.1 Except as specifically amended herein the Credit Agreement shall continue in full force and effect in accordance with its original terms. Reference to this specific Amendment need not be made in any note, document, letter, certificate, the Credit Agreement itself, the Notes, or any communication issued or made pursuant to or with respect to the Credit Agreement or the Notes, any reference to the Credit Agreement or Notes being sufficient to refer to the Credit Agreement as amended hereby.

     3.2 This Amendment may be executed in any number of counterparts, and by the different parties on different counterparts, all of which taken together shall constitute one and the same Agreement. Any of the parties hereto may execute this Amendment by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original. This Amendment shall be governed by the internal laws of the State of Illinois.

Dated as of July 31, 1997.

                              DEKALB GENETICS CORPORATION


                              By:

                              Its: Vice President

Accepted as of the date last written above.

                              HARRIS TRUST AND SAVINGS BANK


                              By:
                              Its:


                              BANK OF AMERICA NATIONAL TRUST &
                              SAVINGS ASSOCIATION
                              (Successor by Merger with Bank of
                               America, Illinois)



                              By:

                              Its:


                              FIRST CHICAGO NBD
                              (Successor by Merger with NBD Bank, N.A.)


                              By:

                              Its:

                       GUARANTORS' CONSENT


The undersigned, DEKALB Swine Breeders, Inc., and DEKALB Holdings, Inc., each of which has executed and delivered to the Banks a Guaranty Agreement dated as of January 15, 1992, hereby consent to the amendment of the Credit Agreement as set forth above. The undersigned further agree that the consent of the undersigned to any further amendments of the Credit Agreement shall not be required as a result of this consent having been obtained, except to the extent, if any, required by the Guaranty Agreements referred to above.

Dated as of July 31, 1997.

                              DEKALB SWINE BREEDERS, INC.


                              By:

                              Its: Vice President


                              DEKALB HOLDINGS, INC.


                              By:

                              Its: Vice President

                           EXHIBIT 11
                   DEKALB Genetics Corporation
         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           years ended August 31, 1997, 1996 and 1995
         (Dollars in thousands except per share amounts)

PRIMARY EARNINGS PER SHARE:
                                1997         1996         1995

  Average shares              34,250,5     32,515,7     30,981,0
outstanding*                        22           43            14

  Net average additional
shares outstanding
   assuming dilutive options
exercised
   and proceeds used to
purchase treasury
   stock at average market    1,509,94     1,060,65       572,873
price*                               6            5


  Average number of common
and common
   equivalent shares          35,760,4     33,576,3     31,553,8
outstanding                         68           98            87



  Net earnings for primary
earnings per share
   computation                       $            $             $
                                28,781       17,025        10,758
  Primary earnings per        $   0.80     $   0.51      $   0.34
share*



*Earnings per share and all share amounts have been adjusted to reflect the two-for-one split of the Common
   Stock to holders of record July 25, 1997 and the three-for-one split of the Common Stock to holders of record May 10, 1996.

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





                                   EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated October 3, 1997, included in this Form 10-K, into the DEKALB Genetics Corporation's previously filed Registration Statements No. 33-24875, No. 33-33305 and No. 33-39986 on Form S-8.





ARTHUR ANDERSEN LLP

Chicago, Illinois