Form 10-Q
period 1997-11-30
DEKALB GENETICS CORP
filed 1998-01-14
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC  20549





                                   FORM 10-Q




(Mark One)

     X         Quarterly report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

          For the three month period ended November 30, 1997 or

          Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934

          For the transition period from           to





                        Commission file number:  0-17005

                    DEKALB Genetics Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                           36-3586793

(State or other jurisdiction of incorporation or organization    (I.R.S.
Employer Identification No.)

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


Yes  X    No


          Title of class                Outstanding as of November 30, 1997

Class A Common, no par value              4,713,535
Class B Common, no par value            29,865,911







Index is located on page 2
Total number of pages 12

                          DEKALB GENETICS CORPORATION

                                     INDEX



                         PART I.  FINANCIAL INFORMATION
(Unaudited except for the Condensed Consolidated Balance Sheet as of August 31,
                                     1997)


Item 1.   Financial Statements                       Page


          Condensed Consolidated Statements of Operations for the three months ended November 30, 1997 and 1996......3

          Condensed Consolidated Balance Sheets, November 30, 1997 and 1996
          and August 31, 1997..........................4

          Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 1997 and 1996.............5


          Notes to Condensed Consolidated Financial Statements   6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................8-9


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................10

Item 6.   Exhibits and Reports on Form 8-K............10

                          DEKALB GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)









                                             1997          1996

Revenues                                  $ 62.8         $ 67.1
Cost of revenues                            34.1           38.9


   GROSS MARGIN                             28.7           28.2

Selling expenses                             8.7           10.0
Research and development expenses            6.4            6.0
General and administrative expenses          7.9            7.9

                                            23.0           23.9

   OPERATING EARNINGS                        5.7            4.3

Interest expense, net of interest income
of $0.4                                     (2.1)          (1.3)
    in 1997 and 1996
Other income, net                            0.8            0.4


Earnings before taxes                        4.4            3.4
Income tax provision                         1.7            1.3


   NET EARNINGS                           $   2.7       $      2.1




NET EARNINGS PER SHARE                    $  0.08       $   0.06

DIVIDENDS PER SHARE                       $   0.035       $ 0.035



   The accompanying notes are an integral part of the financial statements.



























                          DEKALB GENETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 1997 AND 1996 AND AUGUST 31, 1997
                             (DOLLARS IN MILLIONS)

                                              November      November       August
                                                1997          1996         1997

                                                     Unaudited

Current assets:
 Cash and cash equivalents                     $13.1           $ 0.1         $ 5.2
 Notes and accounts receivable, net of
allowance for
    doubtful accounts of $5.6 at November       43.8           51.1         67.5
30, 1997, $3.8 at           November 30,
1996, and $5.3 at August 31, 1997
 Inventories (Note 2)                          310.2          227.4        139.1
 Deferred income taxes                           9.7            8.2            6.9
 Other current assets                           35.3           29.0
                                                                         7.8


      Total current assets                      412.1         315.8         226.5

Investments in and advances to related           6.5            4.6            7.2
companies
Intangible assets                               39.9           41.3          40.3
Other assets                                    10.0            8.1            9.5
Property, plant and equipment, at cost         334.4          273.3        321.1
 Less accumulated depreciation and             (158.0)       (148.5)       (155.0)
amortization

      Net property, plant and equipment           176.4       124.8         166.1


Total assets                                   $ 644.9       $ 494.6       $ 449.6

Current liabilities:
 Notes payable                                 $ 80.5        $ 38.0        $ 34.5
 Accounts payable, trade                       113.2          107.5          15.6
 Other accounts payable                         17.9            5.0         37.3
 Other current liabilities                      90.2            64.9          46.1


      Total current liabilities                 301.8         215.4         133.5

Deferred compensation and other credits          9.6            6.9            9.9
Deferred income taxes                           23.5           16.1          20.1
Long term debt, less current maturities        104.0           85.0          90.0

Shareholders' equity:
 Capital stock:
   Common, Class A; no par value,
authorized 15,000,000            shares,
issued 4,713,535 at November 30, 1997,
      2,408,888 at November 30, 1996, and        0.5            0.2          0.5
4,698,392 at                August 31, 1997
   Common, Class B; no par value, non-
voting, authorized          45,000,000
shares, issued 30,153,093 at November 30,
      1997, 14,892,283 at November 30,           3.0            1.5          3.0
1996, and                   30,105,987 at
August 31, 1997
 Capital in excess of stated value             122.7          111.1          114.9
 Retained earnings                              87.5           64.6          85.9
 Currency translation adjustments               (5.2)



                                                            (3.8)        (5.7)

                                                208.5         173.6         198.6
      Less treasury stock, at cost              (2.5)
                                                            (2.4)        (2.5)


Total shareholders' equity                      206.0         171.2         196.1


Total liabilities and shareholder's equity     $ 644.9       $ 494.6       $449.6



     The accompanying notes are an integral part of the financial statements.



















                          DEKALB GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                      1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                        $ 2.7           $  2.1
 Adjustments to reconcile net income to net cash
flow from
   from operating activities:
   Depreciation and amortization                       3.6              3.1
   Equity earnings, net of dividends of $1.6 in        0.7              0.9
1997 and $1.8 in 1996
   Other                                               0.8              1.0

 Changes in assets and liabilities:
   Receivables                                        23.3              3.3
   Inventories                                      (171.1)          (128.3)
   Other current assets                              (30.3)           (24.4)
   Accounts payable                                   78.1             64.8
   Accrued expenses                                   46.8             26.4
   Other assets and liabilities                       (0.3)            (1.3)



     Net cash flow used by operating activities    $  (45.7)        $  (52.4)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment          (13.8)            (8.1)
 Proceeds from sale of property, plant and             0.3              0.1
equipment


     Net cash flow used by investing activities    $ (13.5)         $   (8.0)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings                  46.0             38.0
 Proceeds from long-term borrowings                   14.0              -
 Dividends paid                                       (1.2)            (1.2)
 Sale of Equity                                        6.3              -
 Other                                                 1.5               0.7


     Net cash flow provided by financing           $  66.6          $  37.5
activities

     Net effect of exchange rates on cash              0.5             (0.3)


     Net increase (decrease) in cash and cash          7.9            (23.2)
equivalents
 Cash and cash equivalents August 31                   5.2             23.3


 Cash and cash equivalents at the end of           $  13.1          $   0.1
November



Supplemental Cash Flow Information

 Cash paid (refunded) during the period for
                              Income taxes         $   0.9          $   0.9
                              Interest             $   2.4          $   1.2

   The accompanying notes are an integral part of the financial statements.







      Any forward looking statements, oral or written, are subject to several risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Among these factors are the Company's relative product performance and competitive market position, weather conditions, commodity prices, trade policies, government regulations, market conditions, and results of pending litigation.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  (Unaudited)



1. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-
  K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at November 30, 1996 is included herein as part of the condensed consolidated financial statements.

  The Company declared a two-for-one stock split to holders of record July 25, 1997 with shares being distributed on August 8, 1997; thus, earnings per share and all other share amounts have been restated.
  The results presented are unaudited (other than the Condensed Consolidated Balance Sheet at August 31, 1997, which is derived from the Company's audited year-end balance sheet) but include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the respective interim periods.

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


2. Inventories, valued at the lower of cost or market (in millions), were as follows:




                     November      November       August
                       1997          1996          1997

  Commercial seed    $ 293.7       $ 212.2       $ 124.5
  Swine                 9.9           9.5          10.0
  Supplies and          6.6           5.7           4.6
other
                     $  310.2      $ 227.4       $ 139.1



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  (Unaudited)


(continued)

3.The Financial Accounting Standards Board issued Statement No. 128, ``Earnings
  Per Share'', which will be effective for the Company with the interim period ending February 28, 1998. The standard simplifies the computation of earnings per share and will be comparable to fully diluted earnings per share presently reflected under APB Opinion No. 15. The following table summarizes the year-to-date impact to the Company.

                        November          February      May       August

                    1998        1997        1997        1997       1997

As Reported       $ 0.08      $ 0.06      $ 0.52      $ 0.88      $ 0.80
FAS 128 - Basic     0.08        0.06        0.54        0.92        0.84
FAS 128 -           0.08        0.06        0.52        0.88        0.81
Diluted


4.The Company and its subsidiaries are plaintiffs or defendants in various legal actions arising in the course of business activities. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position. See additional information in Part II, Other Information, Item 1 - Legal Proceedings.

  Most potential property losses are self-insured.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS


Net earnings for the first quarter of fiscal 1998 were $2.7 million ( $.08 per share) compared with a $2.1 million ($.06 per share) in the first quarter of fiscal 1997. International seed segment earnings improved 42% due to increased corn sales volume and unit margin in Argentina. These improvements in profitability were partly offset by an increase in interest expense.

North American seed sales and net earnings are primarily realized in the second and third fiscal quarters (December through May), and for that reason first quarter results should not be viewed as indicative of full year results. Most expenses which are incurred in the first quarter and relate to the North American seed business are deferred until later in the year when sales are recorded.
 Quarterly Industry Segment Revenues and Earnings

                    In Millions

                    (Unaudited)

                                         November     November
                                           1997         1996

Revenues

  North American Seed                   $    4.1      $   5.1


  International Seed                      44.3         48.1


  Swine                                   14.4         13.9


     Total revenues                     $  62.8       $  67.1






Earnings


  North American Seed                   $  (0.1)      $  (0.2)


  International Seed                       8.4          5.9


  Swine                                    0.0          0.3
     Total operations                   $   8.3       $   6.0




  General corporate expenses              (1.8)        (1.3)


  Net interest expense                    (2.1)        (1.3)


     Earnings before income taxes       $   4.4       $   3.4


  Income tax provision                     1.7          1.3





Net Earnings                            $   2.7       $   2.1

















Seed


Seed revenues and earnings in the first quarter are primarily the result of Latin American operations because the North American seed business and other northern hemisphere operations do not report any material sales or earnings until the second quarter.

International Seed


International seed segment earnings for the first quarter of fiscal 1998 increased 42% over the prior year first quarter. Argentine operations were primarily responsible for the improvement. An increase in corn sales volume and higher unit margins were the factors influencing increased profitability in Argentina as the demand for single-cross corn hybrids, which carry higher unit margins, continued to grow. Prior year revenues in the first quarter of fiscal 1997 reflected increased sunflower and sorghum seed shipments due to significant customer deposits held by DEKALB at the end of fiscal 1996.
Results from international seed operations outside of Latin America are largely in the northern hemisphere and will not generate any significant results until the second quarter.

North American Seed


Revenues in North America for the first quarter of fiscal 1998 were lower than in fiscal 1997. In prior years, the Company shipped soybeans to dealers in advance of orders to accomodate warehousing needs. Earnings in the first quarter of fiscal 1998 were consistent with the prior year and the nature of the business. First quarter North American seed results are not indicative of annual results because significant seed shipment activity does not occur until the second and third quarters.

Swine


Swine segment revenues for the first quarter of fiscal 1998 increased $0.5 million over the prior year first quarter as the result of an increase in breeding stock sales volume. However, unit margins were negatively impacted by a $7.80 per hundred weight decrease in market hog prices, which also effect the selling price for female genetics. As a result, segment earnings decreased $0.3 million in the first quarter of fiscal 1998.

General


The effective tax rate decreased from 39% in the first quarter of fiscal 1997 to 38% in the same period of fiscal 1998 due primarily to the effect of international operations. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.



Interest expense increased $0.8 million in fiscal 1998 due to increased corporate borrowing requirements.

Financial Position


During the first quarter of fiscal 1998, the net cash outflow from operations decreased to $45.7 million, from $52.4 million in the prior year, due to increased collections in Argentina, partially offset by an increase in cash required for seed corn production resulting from a larger harvested crop.

Cash requirements for the first quarter were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December, 2003 and $10 million in facilities available through August 29, 1998. These agreements contain various restrictions on the activities of the Company as to maintenance of tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

                                    Part II



                               OTHER INFORMATION


Item 1.  Legal Proceedings


The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. DEKALB is a defendant in a lawsuit filed by Rhone-Poulenc Agrochimie S.A. (`RPA'') on October 30, 1997 in the federal district court in the Middle District of North Carolina. RPA alleges that DEKALB misappropriated certain RPA technology, that DEKALB is in breach of certain agreements and that DEKALB is in violation of certain antitrust laws, all as they relate to corn that is resistant to glyphosate herbicide. In the opinion of management, this action will not result in a material adverse effect on the Company's consolidated operations or financial position.

The Company is also the defendant or plaintiff in various other legal actions. Refer to `Item 3. Legal Proceedings'' of the Company's Form 10-K for a discussion of such actions.


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibit 11 -

  Computation of Net Earnings per Common and Common Equivalent Share for the three months ended November 30, 1997 and 1996.

(b) Reports on Form 8-K -


  No Form 8-K was filed during the three months ended November 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DEKALB Genetics Corporation




Date:  January 13, 1998            /s/   Thomas R. Rauman

                                              (Signature)
                                   Thomas R. Rauman
                                   Vice President-Finance
                                   Chief Financial Officer