Form 10-Q
period 1998-02-28
DEKALB GENETICS CORP
filed 1998-04-08
CIK 835015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-Q




(Mark One)
  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities

       Exchange Act of 1934

       For the six month period ended February 28, 1998 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934

       For the transition period from    to




                Commission file number:  017005

                   DEKALB Genetics Corporation
         ----------                           ----------
     (Exact name of registrant as specified in its charter)

           Delaware                         36-3586793

 (State or other jurisdiction            (I.R.S. Employer
     of incorporation or               Identification No.)
        organization)


 3100 Sycamore Road, DeKalb,                  60115
           Illinois

    (Address of principal                   (Zip Code)
      executive offices)

                          815-758-3461

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

Yes   X       No

        Title of class                  Outstanding as of
                                        February 28, 1998

 Class A Common, no par value             4,669,987
 Class B Common, no par value            29,942,660



Exhibit index is located on page 2
Total number of pages 14

                          DEKALB GENETICS CORPORATION

                                     INDEX



                         PART 1.  FINANCIAL INFORMATION
(Unaudited except for the Condensed Consolidated Balance Sheet as of August 31,
                                     1997)

                                                        PAGE

Item 1.  Financial Statements
         Condensed Consolidated Statements of
         Operations for the six months ended
         February 28, 1998 and 1997                       3

         Condensed Consolidated Statements of
         Operations for the three months ended
         February 28, 1998 and 1997                       4

         Condensed Consolidated Balance Sheets,
         February 28, 1998 and 1997 and
         August 31, 1997                                  5

         Condensed Consolidated Statements of Cash
         Flows for the six months ended
         February 28, 1998 and 1997                       6

         Notes to Condensed Consolidated Financial
         Statements                                     7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                    9-11




                          PART II.  OTHER INFORMATION

                                                        PAGE

Item 1.  Legal Proceedings                               12

Item 4.  Submission of Matters to a Vote of Security     12
         Holder

Item 6.  Exhibits and Reports on Form 8-K                13




             DEKALB GENETICS CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                     (UNAUDITED)



                                February    February
                                  1998        1997

Revenues                          $276.6     $259.4
Cost of revenues                  140.6      132.3


     GROSS MARGIN                 136.0      127.1

Selling expenses                   47.5       45.1
Research and development cost      37.2       31.4
General and administrative         17.8       18.5
expenses


     OPERATING EARNINGS            33.5       32.1

Interest expense, net of
interest income of $0.7 in 1998    (4.6)      (2.4)
     and $0.8 in 1997
Other income, net                   3.4        0.5


Earnings before income taxes       32.3       30.2
Income tax provision               10.3       11.8


NET EARNINGS                      $22.0      $18.4




BASIC NET EARNINGS PER SHARE      $ 0.64     $ 0.54



DILUTED NET EARNINGS PER SHARE    $ 0.61     $ 0.52



DIVIDENDS PER SHARE               $ 0.07     $ 0.07



  The accompanying notes are an integral part of the
                financial statements.

                        DEKALB GENETICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
              (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                                     February     February
                                                       1998         1997

Revenues                                             $213.8        $192.3
Cost of revenues                                      106.5         93.4



     GROSS MARGIN                                     107.3          98.9

Selling expenses                                       38.8         35.1
Research and development cost                          30.8         25.4
General and administrative expense                      9.9         10.6



     OPERATING EARNINGS                                27.8          27.8

Interest expense, net of interest income of $0.3
  in 1998 and $0.4 in 1997                             (2.5)        (1.1)
Other income, net                                       2.6          0.1



Earnings before income taxes                           27.9          26.8
Income tax provision                                    8.6         10.5



NET EARNINGS                                         $  19.3       $  16.3







BASIC NET EARNINGS PER SHARE                         $  0.56       $ 0.48




DILUTED NET EARNINGS PER SHARE                       $  0.53       $ 0.46





DIVIDENDS PER SHARE                                  $  0.035      $ 0.035




 The accompanying notes are an integral part of the financial statements.







                           DEKALB GENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 1998 AND 1997 AND AUGUST 31, 1997

           FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 AND AUGUST 31, 1996
                              (DOLLARS IN MILLIONS)
                                                February     February     August
                                                  1998         1997        1997

                                                     (Unaudited)

Current assets:
  Cash and cash equivalents                     $  19.0      $ 28.1      $  5.2
  Notes and accounts receivable, net of
allowance
  for doubtful accounts of $5.4 at February        74.2        69.6        67.5
28, 1998,
  $4.3 at February 28, 1997, and $5.3 at
August 31, 1997

  Inventories (Note 2)                            227.9       152.9       139.1
  Deferred income taxes                             9.7         8.2         6.9
  Other current assets                             12.7         7.1         7.8


     Total current assets                         343.5       265.9       226.5
Investments in and advances to related              7.5         5.7         7.2
companies
Intangible assets                                  39.6        40.9        40.3
Other assets                                       10.7         8.9         9.5
Property, plant and equipment, at cost            355.3       281.1       321.1
  Less accumulated depreciation and
  amortization                                   (158.4)     (150.2)     (155.0)


     Net property, plant and equipment            196.9       130.9       166.1


Total assets                                    $ 598.2      $ 452.3     $ 449.6



Current liabilities:
  Notes payable                                  $ 25.0      $ 10.1      $ 34.5
  Accounts payable, trade                          60.6        45.4        15.6
  Other accounts payable                           69.6        39.0        37.3
  Other current liabilities                        82.6        55.6        46.1


     Total current liabilities                    237.8       150.1       133.5

Deferred compensation and other credits             9.2         7.7         9.9
Deferred income taxes                              24.2        21.7        20.1
Long-term debt, less current maturities           104.0        85.0        90.0

Shareholders' equity:
  Capital stock:
     Common, Class A; no par value, authorized
35,000,000
     shares, issued 4,699,987 at February 28,       0.5         0.2         0.5
1998, 2,394,692 at
     February 28, 1997, and 4,698,392 at
August 31, 1997
     Common, Class B; no par value, non-
voting authorized,
     130,000,000 shares, issued 30,229,842 at       3.0         1.5         3.0
February 28, 1998;
     14,965,911 at February 28,1997 and
30,105,987 at August 31, 1977

  Capital in excess of stated value              123.1        112.3       114.9
  Retained earnings                              105.5         79.7        85.9
  Currency translation adjustments                (6.6)        (3.5)       (5.7)

                                                 225.5        190.2       198.6
     Less treasury stock, at cost                 (2.5)        (2.4)       (2.5)


Total shareholders' equity                       223.0        187.8       196.1


Total liabilities and shareholders' equity      $ 598.2      $ 452.3     $449.6


     The accompanying notes are an integral part of the financial statements

                                                                   5

                        DEKALB GENETICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                           (DOLLARS IN MILLIONS)
                                (UNAUDITED)
                                                     February     February
                                                       1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                       $ 22.0       $ 18.4
  Adjustments to reconcile net income to net cash
flow
     from operating activities
     Depreciation and amortization                      7.1          6.2
     Equity (earnings) loss, net of dividends of
$1.6 million in                                        (0.4)         0.4
     1998 and $1.8 in 1997
     Other                                              1.6          7.3

  Changes in assets and liabilities:
     Receivables                                       (7.4)       (15.6)
     Inventories                                      (88.8)       (53.8)
     Other current assets                              (7.6)        (2.5)
     Accounts payable                                  77.2         36.6
     Accrued expenses                                  31.6         13.7
     Other assets and liabilities                       8.5          2.9


       Net cash flow provided by operating             43.8         13.6
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment          (40.5)       (18.6)
  Proceeds from sale of property, plant and             1.1          0.9
  equipment


       Net cash flow used by investing activities    (  39.4)     (  17.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   -           10.0
  Principal payments made on short-term borrowings     (9.5)         -
  Proceeds from long-term borrowings                   14.0          -
  Dividends paid                                       (2.4)        (2.4)
  Sale of equity                                        6.3          -
  Other                                                 1.9          1.9


       Net cash flow provided by financing             10.3          9.5
activities

       Net effect of exchange rates on cash            (0.9)        (0.6)



       Net increase in cash and cash equivalents       13.8          4.8
  Cash and cash equivalents August 31                   5.2         23.3


  Cash and cash equivalents at the end of February   $ 19.0       $ 28.1



Supplemental Cash Flow Information

  Cash paid (refunded) during the period for:
                           Income taxes              $  3.3       $  2.2
                           Interest                  $  4.7       $  3.5

The accompanying notes are an integral part of the financial statements.

Any forward looking statements, oral or written, are subject to several risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Among these factors are the Company's relative product performance and competative market position, weather conditions commodity prices, trade policies, government regulations, market conditions and results of pending litigation.



            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 (Unaudited)



1.The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at February 28, 1997 is included herein as part of the condensed consolidated financial statements.
  The Company declared a two-for-one stock split to holders of record July 25, 1997 with shares being distributed on August 8, 1997; thus, earnings per share and all other share amounts have been restated.

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

2.Inventories, valued at the lower of cost or market (in millions), were as follows:

                   February      February       August
                     1998          1997          1997

Commercial seed   $212.3        $138.3        $124.5
Swine                9.7           9.7          10.0
Supplies & other     5.9           4.9           4.6

                  $227.9        $152.9        $139.1




3.The Company adopted Financial Accounting Standards Board Statement No.
  128, ``Earnings Per Share'' effective February 28, 1998. Shares outstanding and per share amounts have been restated for prior periods.

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

5. On February 11, 1998 DEKALB announced that its board of directors had determined to pursue a possible business combination in order to maximize shareholder value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net earnings for the first six months of fiscal 1998 were $22.0 million ($0.61 per share) compared with $18.4 million ($0.52 per share) for the same period of fiscal 1997. Revenues increased seven percent as higher corn sales volume in Argentina more than offset delayed sales in North America. Swine segment revenues decreased as a result of lower market hog prices.

Led by Argentina and Mexico, international seed segment earnings for the first six months of fiscal 1998 more than doubled. Corn sales volume in Argentina increased more than 50 percent and unit margins improved. Equity earnings from Mexico also increased sharply. North American segment earnings were down $6.4 million due primarily to a shift in deliveries from second quarter to third quarter. This was caused, in large part, by customers taking delivery in March and April of newly introduced corn hybrids grown during the off-season in South America. This delayed the recognition of sales. In addition, interest expense in the current year was $2.2 million more than in the prior year first six months due to higher corporate borrowing requirements.

Fiscal 1998 second quarter earnings of $19.3 million ($0.53 per share) were higher than a year ago when net earnings were $16.3 million ($0.46 per share). Argentine corn volume and unit margins combined with higher U.S. third party royalties accounted for most of the improvement.

               Quarterly Industry Segment Revenues and Earnings

                                 In Millions

                                 (Unaudited)



                                 Second Quarter             Year-to-Date


                                February    February     February     February
                                 1998         1997         1998         1997

Revenues
  North American Seed           $157.2      $157.3        $161.3      $162.4


  International Seed              44.4        21.1         88.7         69.2


  Swine                           12.2        13.9         26.6         27.8


     Total revenues             $ 213.8     $ 192.3       $276.6      $ 259.4






Earnings
  North American Seed           $ 17.0      $ 23.5        $16.9       $ 23.3


  International Seed              18.3         6.2         26.7         12.1


  Swine                           (2.1)        0.3         (2.1)         0.6


     Total operations           $  33.2     $  30.0       $  41.5     $  36.0




  General corporate expenses      (2.8)       (2.1)        (4.6)        (3.4)


  Net interest expense            (2.5)       (1.1)        (4.6)        (2.4)


     Earnings before income     $ 27.9      $  26.8       $32.3       $  30.2
taxes

  Income tax provision             8.6        10.5         10.3         11.8





Net Earnings                    $  19.3     $   16.3      $  22.0      $  18.4

Seed


North American and European sales and net earnings are primarily realized in the second and third fiscal quarters (December through May) and for that reason, the results of the first six months should not be annualized. The best year-to-year comparison of seed results from these two markets is a combined total of the second and third quarters for the years compared.

North American Seed



North American seed segment earnings for the first six months of fiscal 1998 were $6.4 million lower than a year ago. Certain corn shipments were shifted from the second quarter into the third quarter as a large volume of newly commercialized Round-Up Ready and Bt corn hybrids were delivered to dealers and customers after the end of the second quarter due to their off-season production in South America. Partly offsetting the delay in corn shipments was a 20% increase in soybean sales volume combined with higher U.S. third party royalty payments compared with a year ago. Customer advanced payments through February were 11% higher than a year ago.

Revenues for the first six months were nearly identical to a year earlier. Higher average selling prices for the corn shipped, increased soybean volume, and higher third party royalties nearly offset the reduction in corn volume. Unit corn margins were lower as higher prices did not offset significantly higher unit corn costs which reflected a high proportion of expensive winter production as well as higher U.S. growing costs last summer.

Fiscal 1998 second quarter segment earnings results are as described above since segment earnings for the six months occur primarily in the second quarter.


International Seed


International seed segment earnings more than doubled over the prior year six month results. Operations in Argentina and Mexico were primarily responsible for the improvement. Significantly higher corn volume, reflecting a 14 percent increase in market share to approximately 47% of the Argentine market together with higher unit margins, were the major factors contributing to the improvement. In Mexico, higher sorghum sales volumes generated improved earnings from the Company's equity investment.

Revenues for the six months improved 28 percent based primarily on higher sales volumes. Revenues for the second quarter were up over 100 percent as compared with the same period a year ago. In the prior year, deliveries occurred in the first quarter due to early cash deposits held by DEKALB at the end of fiscal 1996; whereas, in fiscal 1998, customers took receipt of corn in the second quarter.

The $12.1 million improvement in international seed segment earnings during the second quarter was the result of increased volume and margins in Argentina and higher sorghum sales volumes in Mexico.


Swine


Swine segment revenues decreased from 1997 by $1.2 million as lower market hog prices more than offset higher market and genetics volume. Margins were negatively impacted by a decrease of approximately $13.00 per hundred weight in market hog prices, which also affects the selling price for female genetics.


General


The effective tax rate decreased to 32% in 1998 from 39% in the prior year. The decrease is primarily related to the tax effects of international operations and changes in the overall earnings mix of the Company. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

Interest expense increased $2.2 million in fiscal 1998 due to higher corproate borrowing requirements.

The Company uses software and other related technologies throughout its business. With senior management accountability and corporate staff guidance, the issue of the Year 2000 date change is being reviewed as part of the significant systems initiatives already in progress. Management currently believes that the total cost of becoming Year 2000 compliant will not have a material impact on financial results. Failure by the Company, its customers, or vendors to complete the necessary work in a timely manner would not pose a material financial risk.



Financial Position


During the first six months of fiscal 1998, net cash flow from operations was $44.4 million compared with $13.6 million of cash generated in the prior year. Increased customer deposits in the United States combined with higher winter corn production, resulting in later production payments, caused the improvement year-to-year.

Cash requirements for the first six months were provided by earnings and existing short-term credit facilities. Committed credit lines include a $50 million revolving credit facility through December, 2002 and $15 million in facilities available through August 28, 1998. These agreements contain various restrictions on the activities of the Company as to maintenance of tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries.

Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

                             Part II

                        OTHER INFORMATION


Item 1.   Legal Proceedings


     On February 3, 1998, a federal jury in Wilmington, Delaware ruled that neither the Company nor either of the other two defendants in a lawsuit filed by two subsidiaries of Mycogen Corporation infringed U.S. Patent No. 5,567,600 or 5,569,862. The patents purported to be directed to certain processes that produce seeds or plants that exhibit certain insect resistance, as well as, such seeds. The parties have filed post-trial motions and are awaiting action by the Court.

     The Company is a defendant in other legal actions and also the plaintiff in various legal actions. Refer to Item 3. `Legal Proceedings'' of the Company's Form 10K for discussion of such actions.


Item 4.        Submission of Matters to a Vote of Security Holders


     The annual meeting of stockholders of the Company was held on Tuesday, January 20, 1998. The holders of Class A Common Stock elected four directors and the votes were cast as follows:

                          For      Withheld

Dr. Charles Arntzen    4,163,547    54,440
Bruce P. Bickner       4,161,825    56,162
Virginia Roberts Holt  4,161,957    56,030
H. Blair White         4,163,614    54,373


    An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company was approved with 4,119,268 votes cast in favor, 79,026 votes against and 19,621 abstentions.

    An amended and restated Long-Term Incentive Plan of the Company was approved, with 3,973,676 votes cast in favor, 136,409 votes against and 21,780 abstentions.

    There were no broker non-votes on either of the amendments.

Item 6.        Exhibits and Reports on Form 8-K


(a)  Exhibit 11 -

     Computation of Net Earnings per Common and Common Equivalent
     Shares for the six months ended February 28, 1998 and February 29, 1997 and for the six months ended February 28, 1998 and February 29, 1997.

(b)  Reports on Form 8-K -

     In a report filed on Form 8K dated February 11, 1998, the Company reported that its Board of Directors had unanimously determined to pursue a possible business combination in order to maximize shareholder value.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DEKALB Genetics Corporation




Date:  April 7, 1998
                                    /s/  Thomas R. Rauman

                                         (Signature)
                                    Thomas R. Rauman
                                    Vice President-Finance,
                                    Chief Financial Officer