Form 10-Q
period 1998-05-31
DEKALB GENETICS CORP
filed 1998-07-09
CIK 835015

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549





                                      FORM 10-Q




            (Mark One)
             X     Quarterly report pursuant to Section 13 or 15 (d) of
            _____
                   the Securities Exchange Act of 1934

                   For the nine month period ended May 31, 1998 or

            _____  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act 1934

                   For the transition period from ______ to ______




                            Commission file number:  017005

                               DEKALB Genetics Corporation
                     -----------------------------------------------
                 (Exact name of registrant as specified in its charter)

                       Delaware                         36-3586793
             ____________________________          ____________________
             (State or other jurisdiction            (I.R.S. Employer
                 of incorporation or               Identification No.)
                    organization)


             3100 Sycamore Road, DeKalb,                  60115
                       Illinois
             ____________________________           ___________________
                (Address of principal                   (Zip Code)
                  executive offices)

                                      815/758-3461
                  ____________________________________________________
                  (Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X       No
                _____   _____



                    Title of class                  Outstanding as of
                                                       May 31, 1998
             ____________________________           _________________
             Class A Common, no par value             4,623,010
             Class B Common, no par value            30,294,269



            Exhibit index is located on page 2
            Total number of pages 14

                             DEKALB GENETICS CORPORATION

                                        INDEX



                           PART 1.  FINANCIAL INFORMATION
              (Unaudited except for the Condensed Consolidated Balance
                                        Sheet
                               as of August 31, 1997)

                                                                    PAGE
                                                                    ____
            Item 1.  Financial Statements
                     Condensed Consolidated Statements of
                     Operations for the nine months ended
                     May 31, 1998 and 1997                            3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     May 31, 1998 and 1997                            4

                     Condensed Consolidated Balance Sheets, May
                     31, 1998 and 1997 and August 31, 1997            5

                     Condensed Consolidated Statements of Cash
                     Flows for the nine months ended May 31, 1998
                     and 1997                                         6

                     Notes to Condensed Consolidated Financial
                     Statements                                     7-8

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    9-11




                             PART II.  OTHER INFORMATION

                                                                    PAGE
                                                                    ____
            Item 1.  Legal Proceedings                               12

            Item 6.  Exhibits and Reports on Form 8-K                12




                            DEKALB GENETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                     May         May
                                                     1998        1997
                                                   ________   ________

                                                                                                                        >
            Revenues                                $496.5     $438.0
            Cost of revenues                         264.8      221.3
                                                   _________  ________

                 GROSS MARGIN                        231.7      216.7

            Selling expenses                          91.6       78.0
            Research and development cost             72.9       54.2
            General and administrative expenses       26.8       30.1
                                                   _________  ________

                 OPERATING EARNINGS                   40.4        54.4

            Interest expense, net of interest
            income of $1.1 in 1998 and $1.2 in
            1997                                      (7.2)      (4.1)
            Other income, net                          3.1        1.3
                                                   _________  ________

            Earnings operations before
             income taxes                             36.3       51.6
            Income tax provision                      11.5       20.1
                                                   _________  ________


            NET EARNINGS                            $ 24.8     $ 31.5
                                                   =========  ========

            BASIC NET EARNINGS PER SHARE            $  0.72    $  0.92
                                                   =========  ========


            DILUTED NET EARNINGS PER SHARE          $  0.68    $  0.88
                                                   =========  ========



            DIVIDENDS PER SHARE                     $ 0.105     $ 0.105
                                                   =========   ========


                The accompanying notes are an integral part of the
                               financial statements.




                            DEKALB GENETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                     May         May
                                                     1998        1997
                                                   ________    ________
            Revenues                               $ 219.9     $ 178.6
            Cost of revenues                         124.2        89.0
                                                   ________    ________

                 GROSS MARGIN                         95.7        89.6

            Selling expenses                          44.1        33.5
            Research and development cost             35.7        22.8
            General and administrative expenses        9.0        11.0
                                                   ________    ________

                 OPERATING EARNINGS                    6.9        22.3

            Interest expense, net of interest
             income of $0.4 in 1998 and $0.4 in
             1997                                     (2.6)       (1.7)
            Other income (expense), net               (0.3)        0.8
                                                   ________    ________

            Earnings operations before
             income taxes                              4.0        21.4
            Income tax provision                       1.2         8.3
                                                   ________    ________


            NET EARNINGS                            $  2.8     $  13.1
                                                   ========    ========




            BASIC NET EARNINGS PER SHARE            $  0.08     $  0.38
                                                   ========    ========

            DILUTED NET EARNINGS PER SHARE          $  0.08     $  0.36
                                                   ========    ========

            DIVIDENDS PER SHARE                     $ 0.035     $  0.035
                                                   ========    =========

                The accompanying notes are an integral part of the
                               financial statements.




                           DEKALB GENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    MAY 31, 1998 AND 1997 AND AUGUST 31, 1997
                              (DOLLARS IN MILLIONS)

                                                   May         May        August
                                                  1998         1997        1997
                                                ________     ________    ________
                                                     (Unaudited)
                                                _____________________
Current assets:
  Cash and cash equivalents                     $   -        $   -        $  5.2
  Notes and accounts receivable, net of
   allowance for doubtful accounts of $6.4 at
   May 31, 1998 $5.3 at May 31, 1997, and $5.3
   at August 31, 1997                             176.3        156.1        67.5

  Inventories (Note 2)                            142.4         96.0       139.1
  Deferred income taxes                             6.0          8.2         6.9
  Other current assets                             17.8         10.2         7.8
                                                ________     ________    ________

     Total current assets                         342.5        270.5       226.5

Investments in and advances to related
  companies                                         6.1          5.1         7.2
Intangible assets                                  39.3         40.6        40.3
Other assets                                       11.5          9.4         9.5
Property, plant and equipment, at cost            375.5        292.6       321.1
     Less accumulated depreciation and
      amortization                               (160.1)      (151.5)     (155.0)
                                                ________     ________    ________

     Net property, plant and equipment            215.4        141.1       166.1
                                                ________     ________    ________

Total assets                                    $ 614.8      $ 466.7     $ 449.6
                                                ========     ========    ========


Current liabilities:
  Notes payable                                 $ 126.0      $  58.9     $  34.5
  Accounts payable, trade                           9.7         10.5        15.6
  Other accounts payable                           22.5          7.0        37.3
  Other current liabilities                        86.4         73.8        46.1
                                                ________     ________    ________

     Total current liabilities                    244.6        150.2       133.5



Deferred compensation and other credits             9.9          8.3         9.9
Deferred income taxes                              20.4         24.4        20.1
Long-term debt, less current maturities           114.0         85.0        90.0

Shareholders' equity:
  Capital stock:
     Common, Class A; no par value, authorized
      35,000,000 shares, issued 4,623,010 at
      May 31, 1998, 2,354,251 at May 31, 1997,
      and 4,698,392 at August 31, 1997              0.5          0.2         0.5
     Common, Class B; no par value,
      non- voting authorized, 130,000,000
      shares, issued 30,294,269 at  May 31,
      1998; 15,029,974 at May 31, 1997 and
      30,105,987 at August 31, 1997                 3.0          1.5         3.0
  Capital in excess of stated value               123.8        112.8       114.9
  Retained earnings                               107.1         91.6        85.9
  Currency translation adjustments                 (6.0)        (4.8)       (5.7)
                                                ________     ________    ________
                                                  228.4        201.3       198.6

     Less treasury stock, at cost                  (2.5)        (2.5)       (2.5)
                                                ________     ________    ________

Total shareholders' equity                        225.9        198.8       196.1
                                                ________     ________    ________

Total liabilities and shareholders' equity      $ 614.8      $ 466.7     $ 449.6
                                                ========     ========    ========

     The accompanying notes are an integral part of the financial statements.

                                    -5-


                        DEKALB GENETICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                           (DOLLARS IN MILLIONS)
                                (UNAUDITED)
                                                       May          May
                                                       1998         1997
                                                     _______      _______
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                       $ 24.8       $ 31.5
  Adjustments to reconcile net income to net cash
   flow from operating activities
     Depreciation and amortization                     11.1          9.3
     Equity (earnings) loss, net of dividends of
      $3.9 million in 1998 and $1.8 in 1997             0.8         (0.3)
     Deferred taxes                                     2.4         10.9
     Other                                              3.0          3.9

  Changes in assets and liabilities:

     Receivables                                     (109.5)      (102.5)
     Inventories                                       (5.6)        (0.1)
     Other current assets                              (9.2)        (5.6)
     Accounts payable                                 (20.8)       (30.2)
     Accrued expenses                                  34.6         31.0
     Other assets and liabilities                       2.1          1.7
                                                     _______      _______

       Net cash flow provided by operating
        activities                                    (66.3)       (50.4)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment          (60.5)       (31.3)
  Proceeds from sale of property, plant and
   equipment                                            1.0          1.4
                                                     _______      _______


       Net cash flow used by investing activities     (59.5)       (29.9)



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                  91.6         58.9
  Proceeds from long-term borrowings                   24.0          -
  Dividends paid                                       (3.6)        (3.6)
  Sale of equity                                        6.3          -
  Other                                                 2.6          2.3
                                                     _______      _______

       Net cash flow provided by financing
        activities                                    120.9         57.6

       Net effect of exchange rates on cash            (0.3)        (0.6)
                                                     _______      _______
       Net increase in cash and cash equivalents       (5.2)       (23.3)

  Cash and cash equivalents August 31                   5.2         23.3
                                                     _______      _______
  Cash and cash equivalents at the end of May        $  -         $  -
                                                     =======      =======


Supplemental Cash Flow Information
____________________________________

  Cash paid during the period for:
     Income taxes                                    $  3.8       $  7.1
     Interest                                        $  5.4       $  5.0

The accompanying notes are an integral part of the financial statements.

            Any forward looking statements, oral or written, are subject to several risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Among these factors are the Company's relative product performance and competative market position, weather conditions, commodity prices, trade policies, government regulations, market conditions and results of pending litigation.



                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     (Unaudited)



            1.The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. In order to facilitate a better comparison of the highly seasonal seed operations of the Company, a Condensed Consolidated Balance Sheet at May 31, 1997 is included herein as part of the condensed consolidated financial statements.

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

            2.Inventories, valued at the lower of cost or market (in
              millions), were as follows:

                                  May        May       August
                                  1998       1997       1997
                                ------     ------     -------

            Commercial seed     $127.9     $  80.9    $124.5
            Swine                  8.7         9.6      10.0
            Supplies and other     5.8         5.5       4.6
                                ______     _______    ______

                                $142.4      $ 96.0    $139.1
                                ======     =======    ======





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

           6. On May 11, 1998 DEKALB announced that it had entered into an Agreement with Monsanto Company providing for Monsanto to acquire all of the shares of DEKALB capital stock that it does not already own. Pursuant to the agreement, on May 15, 1998 Monsanto commenced a cash tender offer for all of the common stock of DEKALB at $100 net per share. The second step of the transaction will be a merger in which any remaining stock of DEKALB will be exchanged for cash at the same price per share paid in the tender offer. If the tender offer is not completed by May 9, 1999, the offer price will increase by 50 cents per share on the tenth day of each month, starting on May 10.

              The tender offer is conditioned on the expiration of the Hart-Scott-Radino Act waiting period and other customary conditions. On June 3, 1998, DEKALB and Monsanto announced that they received requests for additional information and other documentary materials from the U.S. Department of Justice under the Hart-Scott-Radino Act. The tender offer is currently scheduled to expire on July 10, 1998. Monsanto is required to extend the tender offer pending satisfaction of the Hart-Scott-Rodino Act waiting period and the other conditions to the offer, but in no event beyond November 9, 1999, unless the offer is earlier terminated in accordance with the terms of the merger agreement.

            MANAGEMENTS DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _____________________________________________


            Revenues for the first nine months of fiscal 1998 were $496.5 million, up over 13 percent from the prior year period.
            The revenue increase was attributable to higher corn sales volume in North America and Argentina. Nine months net earnings, on the other hand, were down over 21 percent at $24.8 million ($0.68 per share) compared to $31.5 million ($0.88 per share) for the same period of fiscal 1997. International seed segment earnings were up over 60 percent for the first nine months of fiscal 1998 due to significant increases in corn sales volume and improved unit margins in Argentina. Equity earnings from Mexico also improved. North American segment earnings, however, were significantly lower due to higher corn production costs, research, litigation and other operating expenses. Fiscal 1998 Swine results were down from prior year due primarily to lower market hog prices. In addition, interest expense in the current year was $3.1 million higher than in the prior year first nine months due to higher corporate borrowing requirements.

            Fiscal 1998 third quarter revenues were up over 23 percent to $219.9 million, compared to $178.6 million recorded in the comparable prior year period. Third quarter earnings were down dramatically (almost 79 percent) at $2.8 million ($0.08 per share) compared to the prior year third quarter of $13.1 million ($0.36 per share). In North America higher production, research and distribution costs more than offset improved corn revenues and third party biotechnology royalty increases. International segment earnings were down due to lower royalty income from Europe and South America.



                Quarterly Industry Segment Revenues and Earnings
                                 In Millions
                                 (Unaudited)
                ________________________________________________


                                   Third Quarter             Year-to-Date
                                 ________________         _________________

                                 May          May          May         May
                                 1998        1997          1998        1997
                               ________     ________     _______     _______
Revenues

  North American Seed          $ 182.6      $ 140.0     $ 343.9      $ 302.4

  International Seed              24.8         24.7       113.5         93.9

  Swine                           12.5         13.9        39.1         41.7
                               ________     ________    ________     ________
     Total revenues            $ 219.9      $ 178.6     $ 496.5      $ 438.0
                               ========     ========    ========     ========

Earnings

  North American Seed              8.4         21.1        25.3         44.4

  International Seed               3.1          6.3        29.8         18.4

  Swine                           (1.6)        (0.5)       (3.7)         0.1
                               ________     ________    ________     ________
     Total operations              9.9         26.9        51.4         62.9




  General corporate expenses      (3.3)        (3.8)       (7.9)        (7.2)


  Net interest expense            (2.6)        (1.7)       (7.2)        (4.1)
                               ________     ________    ________     ________

     Earnings before
      income taxes                 4.0         21.4        36.3         51.6

  Income tax provision             1.2          8.3        11.5         20.1
                               ________     ________    ________      ________

Net Earnings                   $   2.8      $  13.1     $  24.8       $ 31.5
                               ========     ========    ========      ========

            Seed
            ____

            North American Seed
            ___________________

            North American seed revenues improved 14 percent in the first nine months of fiscal 1998 due to corn and soybean volume increases of 13 and 17 percent, respectively. Third party biotechnology royalties nearly doubled in the current nine month period compared with a year ago. Segment earnings, however, were $19.1 million lower than the same prior year period. Higher corn production costs combined with significant increases in research spending, litigation fees, and distribution costs more than offset the revenue improvement. Corn unit costs increased due to significant winter production and its related transportation expense.

            Fiscal 1998 third quarter segment earnings also decreased from the same period a year ago. Corn sales volume increased due to demand and also as a result of a shift from the second quarter to the third quarter when newly commercialized Round-Up Ready and Bt hybrids were delivered to dealers and customers later due to their off-season production in South America. Higher operating and production expenses more than offset the revenue improvement.


            International Seed
            __________________

            International seed segment earning for the nine months of fiscal 1998 increased $11.4 million or 62 percent on a 21 percent increase in revenue. Operations in Argentina and Mexico were primarily responsible for the earnings improvement. Significantly higher corn volume in Argentina,, reflecting a 15 percentage point increase in market share to 48% of the Argentine market, together with higher unit margins were the major factors contributing to the improvement, most of which was reflected in the first six months. In Mexico, higher sorghum volumes generated imporved earnings from the Company's equity investment.

            Revenues for the third quarter of fiscal 1998 remained nearly flat as compared with a year ago.


            Swine
            _____

            Swine segment earnings decreased in 1998 by $3.8 million as lower market hog prices more than offset higher volumes. Margins were negatively impacted by a decrease of approximately $15.00 per hundred weight in market hog prices.


            General
            _______

            The effective tax rate decreased to 32% in 1998 from 39% in the prior year. The decrease is primarily related to the tax effects of changes in the overall earnings mix and international operations of the Company. For each interim period, the tax rate is determined from an estimate of full year earnings and the resultant tax.

            Interest expense increased $3.1 million in 1998 due to higher corporate borrowing requirements.

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

            Financial Position
            __________________

            During the first nine months of fiscal 1998, net cash outflow from operations was $15.9 million greater than a year ago. Higher production costs were partially offset by better customer account collections. The Company continued its commitment to research and development spending which was $13.6 million higher during the first nine months of fiscal 1998 when compared with the same period of 1997.

            Cash requirements for the first nine months were provided by earnings and existing short-term facilities. Committed credit lines include a $50 million revolving credit facility through December 31, 2003 and $15 million in facilities available through August 28, 1998. These agreements contain various restrictions on the activities of the Company as to maintenance of tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the company and its subsidiaries.

            Management believes its operating cash flow, other potential sources of funds, and existing lines of credit are sufficient to cover normal and expected working capital needs, capital expenditures, dividends and debt maturities.

                                         Part II

                                    OTHER INFORMATION


            Item 1.   Legal Proceedings
            ___________________________

                 The Company is either a defendant or a plaintiff in various legal actions. Refer to Item 3. `Legal
                 Proceedings' of the Company's Form 10K and Item 1. `Legal Proceedings'' of the Company's Form 10-Q filings for discussion of such actions.


            Item 6.   Exhibits and Reports on Form 8-K
            __________________________________________

            (a)  Exhibit 11 -

            Computation of Net Earnings per Common and Common
            Equivalent Shares for the nine months ended May 31, 1998 and 1997 and for the three months ended May 31, 1998 and 1997.




            (b)  Reports on Form 8-K -

            In a report filed on Form 8K dated May 8, 1998, the Company reported that it had entered into an Agreement and Plan of Merger with Monsanto, providing for the acquisition of DEKALB by Monsanto.

                                        SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DEKALB Genetics

            Corporation




            Date:  July 9, 1998
                                                /s/Janis M. Felver
                                                ________________________
                                                       (Signature)

                                                Janis M. Felver
                                                Vice President
                                                Chief Accounting Officer