Form 10-K
period 1998-08-31
DEKALB GENETICS CORP
filed 1998-11-30
CIK 835015

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
          =================================================================

                                      FORM 10-K
          =================================================================
          (Mark One)

             X    Annual report pursuant to Section 13 or 15(d) of the
           ----   Securities Exchange Act of 1934

                  For the fiscal year ended August 31, 1998 or

           ---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

                  For the transition period from --- to ---

          =================================================================

                           Commission file number :  0-17005

                              DEKALB GENETICS CORPORATION
              (Exact name of registrant as specified in its charter)

                        Delaware                         36-3586793
             ---------------------------------      --------------------
               (State or other jurisdiction           (I.R.S. Employer
             of incorporation or organization)       Identification No.)

          3100 Sycamore Road, DeKalb, Illinois  60115        815-758-3461
          -----------------------------------------------------------------
               --
          (Address of principal executive offices)          (Registrant's
                                                           telephone
                 number,
                                                         including area
                 code)

          Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
             Title of Class                        on which registered
             --------------                       ----------------------

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


          Yes:   x     No:




          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.------


          The aggregate market value of all Common Stock held by non-affiliates was $2,841,176,994 based upon the closing price on the New York Stock Exchange on October 31, 1998. (The officers and directors of the registrant are considered affiliates for purposes of this calculation.)

          As of October 31, 1998, 4,525,324 shares of the registrant's Class A Common Stock and 30,115,467 shares of the registrant's Class B Common Stock were outstanding.

          =================================================================

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

                                       PART I

          ITEM 1.  BUSINESS


          (a) DEKALB Genetics Corporation (`DEKALB' or the `Company') is engaged in the development of products of major importance to two segments of modern agriculture--seed (corn, soybeans, sorghum, alfalfa and sunflower) and hybrid swine breeding stock. DEKALB operates two business segments, one through the seed division of the Company (`DEKALB Seed') and one through its wholly-owned subsidiary, DEKALB Swine Breeders, Inc. (`DEKALB Swine').

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

            DEKALB is a Delaware corporation which was organized on June
            15, 1988. It succeeded from the genetics businesses of DEKALB Corporation which was originally founded in 1917. On May 8, 1998, the Company entered into an agreement and plan of merger


            (the `Merger Agreement') with Monsanto Company (`Monsanto') and Corn Acquisition Corporation, a wholy-owned subsidiary of Monsanto (`the Purchaser'), pursuant to which, among other things, Monsanto and the Purchaser have commenced a tender offer (the `Offer') by the Purchaser to purchase all outstanding shares of Class A and Class B Common Stock of the Company (collectively, the `Shares'), at a purchase price of $100.00 per Share, net to the seller in cash, without interest thereon (the `Offer Price'), upon the terms and subject to the conditions set forth in the Offer to Purchase dated May 15, 1998, as amended, and in the related Letter of Transmittal, copies of which have been previously mailed to stockholders of the Company and filed by Monsanto and the Purchaser with the Securities and Exchange Commission (the `Commission'). The Merger Agreement further provides that following the consummation of the Offer and the satisfaction or waiver of certain conditions, the Purchaser will be merged (the `Merger') with and into the Company, with the Company continuing as the surviving corporation. As of the effective time of the Merger, each issued and outstanding Share (other than Shares owned by the Company, Monsanto, the Purchaser or their respective subsidiaries, which Shares will be cancelled, and other than Shares, if any, held by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law), will, by virtue of the Merger and without any action by the holder thereof, be converted into the right to receive from the surviving corporation in cash the price per Share paid in the Offer. Pursuant to the Merger Agreement, Monsanto and the Purchaser commenced the Offer on May 15, 1998. The Offer is currently scheduled to expire at 5:00 p.m., eastern standard time, on Monday, November 30, 1998, unless Monsanto extends it.

          (b) Industry Segment and Geographic Area Information is included in Part II, Item 8, Footnotes R and N of the financial statements.

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

          RESEARCH AND DEVELOPMENT. Crop producers are very conscious of product performance and respond to new, improved products. As a research-based company, DEKALB commits significant resources (approximately 16 percent of DEKALB Seed's consolidated worldwide revenues in fiscal year 1998) to the research and development of improved products. Total worldwide research and development expenditures by DEKALB Seed were $70.3 million, $50.2 million and $40.9 million for fiscal years 1998, 1997 and 1996, respectively.

          DEKALB Seed operates an integrated, worldwide research and development effort, conducted at 62 research locations and over 600 testing sites around the world, with 43 research locations and 322 test sites in the United States and Canada. Worldwide, it has 46 corn breeding programs, 12 sorghum breeding programs, seven soybean breeding programs, and four sunflower breeding programs. Throughout the world new hybrids and varieties are evaluated annually, and in the United States and Canada alone there are over one million performance test plots. DEKALB Seed`s primary biotechnology research facility is located in Mystic, Connecticut and includes laboratories, greenhouses and a general office. Biotechnology research expenditures represented approximately 25% of total seed research and development spending for fiscal year 1998.

          PRODUCTS. In fiscal year 1998, sales of hybrid corn seed represented approximately 73 percent of DEKALB Seed's consolidated worldwide revenues. Corn is the primary feed grain grown in the United States and has a seed market value of approximately $1.7 billion in the United States and $4.5 billion worldwide, the largest of any agricultural seed. Corn is planted under a wide variety of conditions which affect its growth and yield, including the length of the growing season (which is primarily determined by latitude and altitude), water availability, soil, climate and insect and disease challenges.
          To respond to this variety of conditions, DEKALB Seed has developed high yielding corn plants with different relative characteristics in terms of maturity (the time from planting to harvest), dry down (the time it takes for corn to dry to harvest standards), grain quality, standability (the strength of roots and stalks), insect, disease and herbicide resistance, plant and ear height and tolerance to drought and other stresses.

          Soybean acreage in the United States is third behind corn and wheat acreage, and in fiscal year 1998 the sale of soybean seed represented approximately 15 percent of DEKALB Seed's consolidated worldwide revenues. DEKALB Seed has developed high-yielding soybean varieties with characteristics differing on the basis of maturity, tolerance to disease, seedling emergence, herbicide resistance, standability of the plant, and resistance to shattering (the premature opening of the bean pod).

          DEKALB Seed produces both grain and forage types of hybrid sorghum seed. In fiscal year 1998, sales of hybrid sorghum seed represented approximately six percent of DEKALB Seed's consolidated worldwide revenues. The grain sorghum product line is planted by farmers to produce a high-quality feed grain, approaching the value of corn. The DEKALB Seed research effort continues to focus on developing hybrids which possess consistently high yields, resistance to lodging and greenbug attacks and drought tolerance, because more than 80 percent of the crop is grown under semi-arid conditions.

          DEKALB Seed is able to serve the requirements of several sunflower seed markets through development of a range of hybrids. These hybrids exhibit high yield, high oil content, a range of maturities, standability and disease resistance. Currently, sunflower seeds are marketed primarily in the United States, Argentina, France, Spain, South Africa, and China. Sunflower seed sales represented approximately four percent of DEKALB Seed's consolidated worldwide revenues in 1998.

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

          DEKALB Seed also produces and sells SUDAX -Registered Trademark-brand sorghum-sudangrass and sells alfalfa. SUDAX -Registered Trademark- brand is a hybrid cross of sorghum and sudangrass, producing a plant suitable for pasturing animals or multiple cuttings for forage or hay. Alfalfa is used as animal feed, primarily for dairy and feeder cattle. Alfalfa is a perennial, as it will re-emerge for many seasons without additional seeding.

          Seed production is subject to the risk of the environment. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by producers. Weather is the biggest variable. Wet weather at planting time, lack of moisture during the growing season, hot weather at pollination time and frost before the crop is mature can all adversely affect DEKALB Seed's supply and unit costs.
          For these reasons, DEKALB Seed has its production facilities spread geographically and frequently utilizes irrigation to minimize some of these risks.

          MARKETING. In the United States, DEKALB Seed markets seed from coast to coast, through a large network of about 7,000 independent farmer-dealers, distributors and farm stores who resell to producers.

          There are approximately 300 companies engaged in the production and marketing of agricultural seed, resulting in intense competition. DEKALB Seed estimates that the top two -- Pioneer Hi-Bred International, Inc. of Des Moines, Iowa and DEKALB Seed -
          - accounted for over 54 percent of 1998 United States seed corn sales, and that the next six companies have a combined market share of over 26 percent. DEKALB Seed is the second largest seller of corn seed with a market share of over 12 percent and is one of the largest sellers of soybean and sorghum seed in the United States. Competition for sales of seed to producers involves factors such as relative product performance, price, marketing and promotional programs, technical and informational support, customer relationships and the effectiveness of the sales force. DEKALB Seed management believes it competes favorably with respect to all these factors.



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

          DEKALB Seed, directly or indirectly, operates wholly-owned subsidiaries in Argentina, Canada, Italy, and has a 49%-owned affiliate in Mexico. In addition, foreign-based companies in major agricultural markets have been licensed to produce and market DEKALB seed. Thus, local production and marketing is carried out in more than 20 countries worldwide. The agreements with these foreign affiliates provide for the development, production and sale of hybrids and varieties adapted to meet local market preferences. International revenues through consolidated subsidiaries totaled nearly $120 million in 1998.
          In addition, it is estimated that DEKALB brand seed sales through non-consolidated foreign affiliates and licensees totaled over $130 million.

          SEASONALITY. Production, sale and distribution of seed follows a seasonal pattern. In North America, DEKALB Seed normally grows its seed supply in the summer, and it is harvested, conditioned and bagged in the months of September through January. The dealers' sales effort takes place in the fall, and generally about three-fourths of customer seed orders are placed by December 1st. Deliveries of seed corn occur principally in the late winter and spring, during the Company's second and third fiscal quarters. Sales revenue is recognized upon shipment of seed. Returns of unsold seed occur, in most cases, during the fourth fiscal quarter. At the time sales are recorded, DEKALB Seed provides for estimated returns based upon historical experience and current weather conditions.

          During the past three years, approximately 55 percent and 45 percent of North American seed revenues were recorded in the second and third fiscal quarters, respectively. Cash collections also follow a seasonal pattern, as the majority of customers remit cash in advance of their first due date in June in order to earn discounts for early payment. Approximately two-thirds of DEKALB Seed's cash outflow in North America occurs in the months of December through April and includes payments to independent farmers who contracted to produce DEKALB Seed products during the prior summer.

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

          PATENTS AND APPLICATIONS. Patents, trademarks, United States Plant Variety Protection Act Certificates, foreign plant registrations and licenses to use genetic material and intellectual property are growing in importance, generally, to the industry and to the business of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, the fact that a significant number of patents have been issued to the Company in the area of biotechnology is considered to be an important factor relating to the future ability to commercialize genetically engineered products and to enable the Company to enter into royalty generating license agreements with third parties.

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

          DEKALB Swine's research and development expenditures were $6.8 million, $7.1 million and $6.7 million for fiscal years 1998, 1997 and 1996, respectively.


          PRODUCTS AND PROGRAMS. Domestically, DEKALB Swine generates breeding stock sales and license revenues from five principal programs (Specific Cross -Registered Trademark- Program, hybrid boar rotation, Custom Genetics -Registered Trademark- Program, crossing farms, and artificial insemination centers) through which it markets hybrid breeding swine and semen. Internationally, DEKALB Swine licenses or sells primary lines to third parties for the production of breeding stock in foreign countries under trademark licenses and technical agreements.

          DEKALB Swine's secondary product is market hogs, which are a by-product of the production of breeding animals and represent about 50 percent of total revenues. Because DEKALB Swine produces a consistent and high quality product, this market hog by-product is generally sold by DEKALB Swine at a premium above major slaughter market averages.

          MARKETING. In the United States, DEKALB Swine sells breeding stock to approximately 1,250 customers who fall into two broad categories. First, larger hog producers represent a major market for DEKALB Swine's products. As the number of hog producers has declined by more than 50 percent over the past ten years to approximately 139,000 hog farms, these larger producers represent a growing share of hog production, and an increasing percentage of DEKALB Swine's breeding stock sales. Larger producers purchase boars or boar semen and either purchase gilts, or in many cases, operate an in-house `crossing farm' and pay DEKALB Swine fees by licensing DEKALB great-grandparent or grandparent lines to produce their own grandparent or parent gilts.

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

          GENERAL

          On August 31, 1998, DEKALB had approximately 2,000 employees.

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

          DEKALB Seed headquarters personnel occupy a 73,000 square foot office building and DEKALB Swine headquarters personnel occupy a 11,000 square foot office building, both of which are located in DeKalb, Illinois and are owned by the Company. In July 1996, an additional 52,000 square foot facility near the headquarters in DeKalb was purchased and is currently fully occupied. DEKALB began a renovation of the larger facility in April, 1997 and broke ground on a new 25,000 square foot training center adjacent to the larger facility. DEKALB expects renovation and construction to be completed by Summer 1999.

          DEKALB Seed owns or leases 42 facilities in the United States and 20 outside of the United States at which research functions are performed. Seed production and foundation locations in the United States total 28 with nine outside the United States. In addition, two seed warehouses are located in the United States. DEKALB Seed owns or leases 11 sales offices, all in the United States, and owns a biotechnology research facility in Mystic, Connecticut.

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


          ITEM 3.  LEGAL PROCEEDINGS


          The Company and its subsidiaries are defendants in various legal actions arising in the course of business activities. Four of such cases involve patent related matters. On October 1, 1996 Plant Genetics Systems, a Belgian company that is a wholly-owned subsidiary of Hoechst Schering AgrEvo Gmbh, filed a lawsuit against the Company in the federal district court of Connecticut in which they allege that the Company is infringing U.S. Patent No. 5,561,236. The patent purports to be directed to certain genetically engineered plants and cells that exhibit resistance to certain herbicides. On October 22, 1996, two subsidiaries of Mycogen Corporation filed a lawsuit against the Company and two other defendants in the Federal District Court of Wilmington, Delaware in which the allege that the defendants are infringing U.S. Patents 5,567,600 and 5,567,862. These patents purport to be directed to certain processes that produce plants that exhibit certain insect resistance. On February 3, 1998 a federal jury in Wilmington, Delaware ruled that neither the company nor either of the other
          defendants infringed these two patents.    The parties are
          in the process of filing post-trial motions.  On January 21,


          1997, Novartis Seeds, Inc. filed a lawsuit against the Company in the federal district court of Delaware in which they allege that the company is infringing U.S. Patent No. 5,595,733. On November 9, 1998, a federal jury in Wilmington, Delaware ruled that the Company did not infringe the patent and that the patent was not valid. That patent purports to be directed to certain methods for protecting certain plants against pest damage. On October 30, 1997 Rhone-Poulenc Agrochimie S.A. (`RPA') filed a lawsuit in the federal district court in the Middle district of North Carolina in which they allege that the Company misappropriated certain RPA technology, is in breach of certain agreements, is in violation of certain antitrust laws and is infringing upon certain patents of RPA. All of these claims relate to corn that is resistant to glyphosate herbicide. On October 28, 1998, Pioneer Hi-Bred International, Inc. filed a lawsuit in the federal district court in the Southern District of Iowa claiming that the Company misappropriated certain Pioneer corn germplasm. In the opinion of management, these actions will not result in a material adverse effect on the Company's consolidated operations or financial position.

          The Company is also the plaintiff in various legal actions. The most significant of these actions have been filed by the Company in federal district court in the Northern District of Illinois and allege infringement of one or up to five of the Company's biotechnology related patents. The patents involved are U.S. patent no. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins, U.S. patent no. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants, U.S. patent nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn and U.S. patent no. 5,550,318 directed to transgenic corn plants containing a bar or pat gene. In each such case the Company has asked the Court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Lawsuits were initially filed on April 30, 1996 against Pioneer Hi-Bred International, Inc., Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. A similar lawsuit was filed against Northrup King Co. on June 10, 1996. In addition, the Company sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996 and filed against several AgrEvo entities on August 27, 1996. All lawsuits related to patent No. 5,550,318 have been stayed pending resolution to an interference proceeding involving that patent at the U.S. Patent and Trademark Office. There can be no assurance that the Company will prevail in any of the actions described in this paragraph.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II




          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          A.As of October 31, 1998 there were approximately 500 record holders of Class A Common Stock and approximately 1,300 record holders of Class B Common Stock. On June 16, 1997, DEKALB's Class B Common Stock began trading on the New York Stock Exchange under the symbol DKB. Previously Class B shares were traded on the NASDAQ/NMS under the trading symbol SEEDB.
            There is no established public trading market for Class A shares.



          B.                              1st       2nd        3rd        4th
                                         Qtr.       Qtr.      Qtr.       Qtr.
              Common Stock Data*

              1998
                Dividends per share    $  0.035   $ 0.035    $ 0.035   $ 0.035

              Market price range **
                 - Low                 $ 33.63    $25.25     $66.63    86.63
                 - High                $ 47.13    $69.88     $95.88    $95.50

              1997
                Dividends per share    $  0.035   $ 0.035    $ 0.035   $ 0.035

              Market price range **

                 - Low                 $ 16.63    $ 18.63    $25.50    $35.94
                 - High                $ 21.25    $33.82     $35.57    $42.38

              * All share numbers and prices have been adjusted to reflect the two-for-one split of the Common Stock to holders of record
                 July 25, 1997.

              ** Market price range reflects closing daily prices.





          ITEM 6 - SELECTED FINANCIAL DATA                 Years Ended August 31 -
                                              (Dollars in millions, except per share amounts)
                                              _________________________________________________





                                          1998        1997       1996        1995       1994
                                         _______     _______    _______     _______    _______
          OPERATIONS DATA




             Revenues:

              North American Seed        $ 332.3     $295.2      $259.8     $ 199.9     $183.8
              International Seed           120.8       99.6        80.6       72.1        63.7
              Swine                         49.1       56.6        47.1       47.4        52.7
                                         ________    ________    ________   ________    ________

              Total Operating Revenues   $ 502.2     $451.4      $387.5     $319.4      $300.2

             Pre-Tax Earnings (Loss):
               North American Seed       $   6.9     $ 38.3      $ 30.9     $ 22.3      $ 14.7
               International Seed           32.8       20.0        10.0        7.6         8.0
               Swine                        (5.0)       1.5         0.2       (0.9)        5.7
               Interest, corporate and
                other                      (19.5)     (13.4)      (13.0)     (13.9)      (13.2)
                                         ________    ________    ________   ________    ________

             Earnings before income
               taxes anddiscontinued
               operations                   15.2       46.4        28.1       15.1        15.2
             Income tax provision            4.9       17.6        11.1        5.6         4.6
                                         ________    ________    ________   ________    ________

             Earnings before
             discontinued operations     $  10.3     $ 28.8      $ 17.0     $  9.5      $ 10.6
             Discontinued operations           -          -           -        1.2           -

             ___________________________________________________________________________________


             Net earnings                $  10.3     $ 28.8      $ 17.0     $ 10.7      $ 10.6
             ===================================================================================

          PER SHARE DATA (5)
             Basic earnings per share(1) $   0.30    $  0.84     $  0.52    $  0.34     $  0.34
             Diluted earnings per share  $   0.28    $  0.81     $  0.51    $  0.34     $  0.34
               (2)
             Dividends per share         $   0.14    $  0.14     $  0.137   $  0.133    $  0.133
             ___________________________________________________________________________________

          FINANCIAL DATA
             Return on average equity        5.1%      15.8%       11.5%       8.6%        9.0%
             Current ratio                   1.27       1.70        2.18       1.85        1.75
             Working capital             $  64.1     $ 93.0      $102.7     $ 80.4      $ 68.9
             Net property, plant and     $ 237.8     $166.1      $119.5     $ 99.8      $ 95.7
             equipment
             Total Assets                $ 590.8     $449.6      $363.3     $323.0      $315.2
             Long-term debt              $ 112.9     $ 90.0      $ 85.0     $ 85.0      $ 85.0
             Total debt to                  54.4%      38.8%       33.5%      50.3%       51.8%
             capitalization
             Shareholder's equity (3)    $ 211.4     $196.1      $168.6     $126.3      $121.3
             Book value per common share $   6.10    $  5.71     $  4.94    $  4.06     $  3.93
             _________________________________________________________________________________

          GENERAL
             Avg. shares outstanding for
             basic earnings per share    34,577      34,251      32,516     30,981      30,849
             (4)
             Avg. shares outstanding for
             diluted earnings per share  36,365      35,744      33,554     31,542      31,317
             (4)
             Number of employees          2,058       2,037       1,882      1,828       1,927
             _________________________________________________________________________________

             (1) Basic earnings per common share for fiscal 1994-1998 are calculated by dividing net earnings by the average number of common shares outstanding during those fiscal years.
             (2) Diluted earnings per common share for fiscal 1994-1998 are calculated by dividing net earnings by the average number of common and common equivalents
             (stock options) shares outstanding during those fiscal years.
             (3) Gains and losses resulting from translation (except in foreign countries experiencing hyperinflation) are reflected as an adjustment to shareholders'
             equity.
             (4) Average shares outstanding are in thousands.
             (5) Per share data was adjusted to reflect the two-for-one and three-for-one stock splits to holders of record on July 25, 1997 and May 10, 1996, respectively.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           _______________________________________________________________


           RESULTS OF OPERATIONS

           SUMMARY
           -------


           Net earnings for fiscal 1998 were $10.3 million ($0.28 per share) compared with $28.8 million ($0.81 per share) in fiscal 1997. In North America, seed segment earnings decreased from $38.3 million in 1997 to $6.9 million in 1998. Improved sales volumes for both corn and soybeans and growing revenues from third-party royalties were more than offset by increased corn production costs, expanded sample seed usage and higher operating expenses. In addition, Swine segment earnings declined $6.5 million from fiscal 1997 to fiscal 1998, primarily as a result of lower market hog prices. International seed segment earnings improved 64 percent from fiscal 1997 to fiscal 1998 due to significantly higher sales volume and margin increases in Argentina and improved equity earnings from Mexico.

           During fiscal 1998, revenues increased 11 percent from $451.4 million in fiscal 1997 to $502.2 million. In North America, revenues increased 13 percent due to higher corn volume and specialty trait premiums, reflecting an improved product mix. Higher soybean volumes and growing royalties from third parties also contributed to the revenue improvement. In Argentina, average corn selling prices increased due to a significant portion of sales volume shifting to higher price categories. In addition, fiscal 1998 Argentine corn volume increased over 50 percent from the previous year, driving the 21 percent International segment revenue improvement. Swine segment revenues decreased by 13 percent largely due to lower market hog prices.

           Net earnings for fiscal 1997 were $28.8 million ($0.81 per share) compared with $17.0 million ($0.51 per share) in fiscal 1996. All three business segments reported higher profitability compared with the prior year. In North America, improved corn unit margins combined with higher soybean volume resulted in a 24 percent improvement in earnings.
           International seed segment earnings doubled from fiscal 1996 to fiscal 1997 largely due to sales volume and margin increases in Argentina and Mexico. In addition, Swine segment earnings improved as a result of an increase in breeding stock sales combined with higher market hog prices.


           During fiscal 1997, revenues rose 16 percent ($451.4 million versus $387.5 million) compared with fiscal 1996. The increase combined a 24% increase in International revenues with a 14% improvement in North American revenues as corn average selling prices in North America and Argentina increased primarily due to a significant portion of sales volume shifting to higher price categories contributing to improved unit margins. (North American soybean revenues increased 21% driven largely by a 15% increase in sales volume.) Swine segment revenues increased as a result of increased breeding stock sales accompanied by higher market hog prices.


           FOURTH QUARTER

           The $14.5 million ($0.40 per share) net loss in the fourth quarter of fiscal 1998 exceeded the prior year fourth quarter loss of $2.7 million ($0.07 per share) by $11.8 million. North American seed profitability decreased $12.3 million as final results of promotional seed programs were provided by field sales representatives. In addition, swine profitability declined $2.7 million from net earnings of $1.4 million in the fourth quarter of fiscal 1997 to a loss of $1.3 million in the same period of fiscal 1998 primarily due to lower market hog prices.

           The net loss in the fourth quarter of fiscal 1997 of $2.7 million ($0.07 per share) was higher when compared with the prior year fourth quarter loss of $1.2 million ($0.03 per
           share); however, the sources differed from year to year.   The
           fiscal 1997 loss was largely due to corporate and administrative expenses coupled with higher than expected corn seed returns more than offsetting late season soybean sales. The fiscal 1996 loss primarily reflected corporate and administrative expenses. Losses are typical for DEKALB in the fourth quarter because that period primarily reflects corporate and interest expenses and adjustments related to estimated full year seed returns and expenses recorded in the previous nine months.


           Full Year         Industry Segment Revenues and Pre-Tax
           Earnings
                                            (in millions)
           _______________________________________________________________
           __
                                 Years ended August 31


           Revenues                     1998         1997         1996
           --------                -----------   ----------   ---------
           North American seed     $    332.3    $    295.2   $  259.8
           International seed           120.8          99.6       80.6
           Swine                         49.1          56.6        47.1
                                   __________    __________   ________
                                   $    502.2    $    451.4    $  387.5
                                   ==========    ==========   ========


           Pre-tax Earnings
           ----------------
           North American seed     $      6.9    $     38.3   $   30.9
           International seed            32.8          20.0       10.0
           Swine                         (5.0)          1.5        0.2
           General Corporate            (10.0)         (8.5)      (6.9)
           Expenses
           Interest Expense, Net         (9.5)         (4.9)      (6.1)
                                   ___________   __________   ________
                                   $     15.2    $     46.4   $  $28.1
                                   ==========    ==========   ========



           North American Seed


           Segment earnings for North American seed decreased 82 percent from $38.3 million in fiscal 1997 to $6.9 million in fiscal
           1998.  Revenues increased 13 percent over fiscal 1997 as
           volumes for corn and soybeans rose 17 and 14 percent,
           respectively, and third-party royalties more than doubled
           compared to a year ago.  The revenue improvement was more than offset by higher corn production costs combined with
           significant increases in research spending, litigation fees, and selling and distribution expenses.  High cost production in the southern hemisphere was expanded to accommodate
           introductory levels of Roundup Ready corn and Bt corn products (Roundup Ready is a trademark of Monsanto Company).
           Additional revenue growth was constrained by seed sampling          O
           programs directed to the launch of 300,000 Roundup Ready corn and 400,000 Bt corn units. Management believes excellent performance from these hybrids in fiscal 1998 leaves the Company well positioned for future sales.

           Corn revenues increased over ten percent in fiscal 1998 compared to fiscal 1997 due to volume improvements accompanied by significantly higher revenues from specialty trait premiums. However, primarily due to the expanded use of seed sampling programs, the average corn selling price decreased by nearly 12 percent. DEKALB market share momentum has continued as the Company added a point and a half share in fiscal 1998. Over the past five years DEKALB gained more than four share points in North America.

           Revenues from third-party royalties rose in fiscal 1998 with rising demand for DEKALB specialty trait products. Royalties which depend on sales by third parties were accrued in the second and third quarters consistent with the historical pattern of industry sales.

           Soybean revenues in fiscal 1998 increased nearly 14 percent compared to fiscal 1997 on a sales volume increase of 14%. The contribution of the soybean product line to segment earnings has continued to climb over the past four years due to increases in acreage, planting rate and market share. In fiscal 1998, the demand for DEKALB varieties continued with more than 40 percent of sales volume attributed to Roundup Ready soybeans. However, sorghum volume declined 13 percent from fiscal 1997 as dry weather in the western plains and the panhandle, combined with economic conditions favoring corn and soybeans, resulted in reduced planted acreage.

           Segment earnings for North American seed increased 24 percent from $30.9 million in fiscal 1996 to $38.3 million in fiscal 1997 as revenues increased 14 percent over fiscal 1996. Higher selling prices for both corn and soybeans, together with increased soybean volume and third-party royalties were major factors for the increase.

           Corn revenues in fiscal 1997 were over nine percent higher as average corn selling prices increased over seven percent due to favorable mix and price increases. Corn unit margins increased over $5.00 per unit as a result of the higher net selling prices and lower production costs. In addition, third party royalties were an increasing source of revenues in fiscal 1997 as DEKALB specialty trait products made their entrance into the North American corn market.

           Compared with fiscal 1996, fiscal 1997 soybean revenues increased 21 percent on a sales volume increase of nearly 15%. Demand was strong for DEKALB varieties and was enhanced with the introduction and acceptance of Roundup Ready soybeans.

           In fiscal 1997, sorghum revenues and sales volume decreased slightly from the 1996 levels when sorghum planted acreage expanded 40 percent over fiscal 1995. In fiscal 1996, farmers shifted to sorghum as a replacement for failed winter wheat crops in combination with significantly better market prices, which made sorghum production more profitable.


           INTERNATIONAL SEED

           International seed segment earnings increased 65 percent to $32.8 million in fiscal 1998 from $20.0 million in fiscal 1997. Significant corn volume improvement in Argentina was the main reason for the earnings growth.

           The improvement in segment earnings in fiscal 1998 was primarily driven by a 50 percent corn volume increase in Argentina, resulting in a 15 percentage point increase in the Argentine market. DEKALB now has approximately 48 percent of the Argentine corn seed market. Increased demand for single-cross corn hybrids generated a volume mix shift to higher priced products and contributed to a $12.8 million profitability improvement in Argentina. Earnings in Mexico and Argentina were up 26 and 19 percent, respectively.

           International seed segment earnings rose $10.0 million during fiscal 1997 to $20.0 million. Operations in Latin America were primarily responsible for the significant earnings improvements along with a return to profitability in Italy. Argentine earnings improved $6.1 million from the previous year. Higher corn margins were driven largely by a 40% increase in revenues, as a result of increased sales volume of 17 percent accompanied by higher average selling prices. Higher corn and sorghum sales volumes generated improved earnings in Mexico ($4.3 million in fiscal 1997 compared with $1.5 million in fiscal
           1996).

           WORLD WIDE SEED
           ---------------

           Patents, trademarks, United States Plant Variety Protection Act Certificates, foreign plant registrations and licenses to use genetic material and intellectual property are growing in importance, to the seed industry in general and to the business


           of DEKALB Seed. While no single patent is currently of material importance to the Company's seed business, the fact that a significant number of patents have been issued to the Company in the area of biotechnology is considered to be an important factor relating to the future ability to commercialize genetically engineered products and to enable the Company to enter into royalty generating license agreements with third parties.

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


           SWINE
           -----

           Swine segment earnings decreased during fiscal 1998 from $1.5 million in 1997 to a loss of $5.0 million in fiscal 1998. Revenues fell by 13 percent from $56.6 million in fiscal 1997 to $49.1 million in fiscal 1998 primarily due to lower market hog prices and decreased royalty revenues. Top market hog prices decreased 25 percent from $57 per hundred weight in fiscal 1997 to $43 per hundred weight in fiscal 1998.
           Increased demand for male genetics combined with lower production costs were more than offset by the effect of lower
           market hog prices.   Production cost savings were possible due
           to lower grain prices and efficient management practices.

           Swine segment earnings increased during fiscal 1997 to $1.5 million from $0.2 million in fiscal 1996, while revenues increased 20 percent from $47.1 million in fiscal 1996 to $56.6 million in fiscal 1997. Strong demand for newly improved DEKALB swine genetics resulted in breeding stock revenues increasing 18 percent on a 12 percent increase in volume. In addition, a $16 per hundred weight improvement in top market hog prices led to an 18 percent increase in market revenues on a five percent increase in volume.

           GENERAL
           -------

           General corporate expenses decreased $1.0 million in fiscal 1998 compared to fiscal 1997. Employee benefit program expenses were lower after steadily rising during the previous three years.

           Net interest expense rose $5.1 million in fiscal 1998 as borrowing needs grew for capital expansion and higher
           production and operating expenses.   Fiscal 1997 net interest
           expense decreased $1.2 million from fiscal 1996 due to lower average corporate borrowing requirements.

           The effective tax rate decreased to 32% in fiscal 1998 from 38% in fiscal 1997. The decrease is primarily related to the tax effects of changes in the overall earnings mix and international operations of the Company. In fiscal 1997, the effective tax rate decreased to 38% from 39.5% in fiscal 1996, primarily due to the effect of international operations and research credits.

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

           During the third quarter of fiscal 1996, DEKALB completed a sale of equity to Monsanto as part of an Investment Agreement. Monsanto purchased from DEKALB 0.5 million newly issued shares of DEKALB Class A (voting) Common Stock at a price per share of $10.83 and 2.8 million newly issued shares of Class B (non-voting) Common Stock at a price per share of $10.83. As a result of the new stock issued to Monsanto, the total number of outstanding shares of Common Stock of the Company rose to over
           34.0 million from about 31.2 million.

           Monsanto also acquired 10.4 million shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at


           a price of $11.83 per share. Upon completion of the tender offer, Monsanto held ten percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. Additionally, DEKALB received $6.0 million, $3.0 million, and $4.0 million from Monsanto in fiscal 1998, 1997 and 1996, respectively. Total payments over the term of the agreement are $18.2 million.

           The Company adopted Financial Accounting Standards Board Statement No. 121, `Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of,' in fiscal 1997. The new accounting standard had no impact on the carrying value of the Company's long lived assets as of August 31, 1997 and 1998.

           The Company also adopted Financial Accounting Standards Board Statement No. 123, `Accounting for Stock-Based Compensation' in fiscal 1997. Complete disclosure is contained in footnote Q to the financial statements included under item 8.

           The Company adopted the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share,' effective February 28, 1998. Shares outstanding and per share amounts have been restated for prior years.

           In June 1997 the Financial Accounting Standards Board issued Statement No. 130, `Reporting Comprehensive Income,' which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income included all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under Statement No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company had planned to adopt Statement No. 130 in fiscal 1998, but due to the pending sale of the Company, management decided to delay adoption. As of August 31, 1998, the impact of adopting this pronouncement has not been determined, however; the Company expects it will be affected by it.

           In June 1997 the Financial Accounting Standards Board issued Statement No. 131, `Disclosures about Segments of an Enterprise and Related Information,' which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's managment in deciding how to allocate resources and in accessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by Statement No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company had planned to adopt Statement No. 131 in fiscal 1998, but due to the pending sale of the Company, management decided to delay adoption. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1998, the impact of this pronouncement has not been determined.

           In July 1998 the Financial Accounting Standards Board issued Statement No. 133, `Accounting for Derivative Instruments and for Hedging Activities,' which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The Company plans to adopt Statement No. 133 in fiscal 1999. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1998, the impact of this pronouncement has not been determined.

           YEAR 2000
           ---------

           The Year 2000 issue stems from two-digit storage, leap year calculations, and special meaning dates that were written into software applications, installed in hardware or as microchips in various types of electronic equipment. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

           The Company established a project team to develop and implement a plan to ensure that its systems are compliant with the


           requirements to process transactions in the Year 2000. The Company's project plan includes awareness, inventory, assessment, remediation, testing and contingency planning. To date, awareness, inventory and assessment activities are underway on a worldwide basis, including all business activities and locations. This information will be used to identify the risk and issues, evaluate their significance and determine remediation, testing and contingency planning.

           Internal and external resources will be used as necessary to complete the project. In addition to the Company's internal analysis, when practicable the Company is contacting key business partners to make certain that no interruption of activities will occur.

           Costs of addressing potential problems have not been material to date and, based on information known to date, are not currently expected to have a material adverse impact on DEKALB's financial position, results of operation or cash flow
           in future periods.   Accordingly, management plans to devote
           the resources it concludes are necessary to resolve all significant Year 2000 issues.

           FINANCIAL POSITION

           Management believes its operating cash flow and existing credit facilities are sufficient to cover normal and expected working capital needs, dividends, capital expenditures and debt maturities.

           Cash Flow
           ---------


           Net cash flow used by operations was $50.1 million in fiscal 1998 compared to an inflow of cash of $3.5 million in fiscal 1997. Higher production costs resulting from a shift to winter production in the southern hemisphere combined with higher operating expenses were the main reasons for the increased outflow.


           During fiscal 1997, increased inventories and receivables, caused by a larger seed corn production crop and higher sales, brought about a decrease of $66.7 million in cash provided by operations when compared to fiscal 1996.

           The Company continues to invest in seed production facilities. This resulted in cash outflows from investing activities to increase $30.9 million in fiscal 1998 when compared with fiscal 1997. Net cash flow used by investing activities reflected the continued upgrade and expansion of office facilities and seed production plants in the U.S. and Argentina. These expenditures resulted in increased borrowings during fiscal 1998 and 1997, while in fiscal 1996, cash from the sale of equity allowed the Company to reduce its short-term debt.


           CREDIT FACILITIES
           -----------------
           The Company has various credit facilities and available lines of credit with several commercial banks, both domestic and foreign. Committed credit lines include a $50 million revolving credit facility and $15 million in credit facilities for a 364 day period.

           The revolving credit agreement provides credit for general corporate purposes and is committed through December 31, 2003, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to maintenance of tangible net worth, amount and type of indebtedness, and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1998, tangible net worth was approximately $172.5 million, which meets these covenant requirements.


           DEKALB also has numerous uncommitted short term credit facilities available and draws upon them periodically, including during the twelve months ended August 31, 1998.


           CAPITAL EXPENDITURES
           --------------------
           The Company continues to upgrade and expand seed production plants and office facilities in the United States and Argentina. Capital expenditures were $90.3 million in fiscal 1998, an increase of $30.9 million from the fiscal 1997 spending level of $59.4 million. During fiscal 1997, the expansion of seed production and research facilities escalated $28.7 million from the fiscal 1996 level of $30.7 million. In fiscal 1999, the Company plans to continue significant capital expenditures for expansion and renovation of its various facilities.

           ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK
           ---------------------------------------------------------------

             DERIVATIVES

             DEKALB has contractual commitments with seed growers for payments based on local market corn and soybean commodity prices. To mitigate the impact of fluctuation in these prices on inventory costs, the Company hedges these payments by using Chicago Board of Trade corn and soybean futures contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures contracts are closed. The Company estimates the timing of grower payment pricing to determine the futures maturities. In addition, the Company, from time to time, hedges its exposure to price fluctuations in grain used for swine feed. Gains or losses on these hedge positions are included as a component of the applicable year's inventory. At August 31, 1998 and 1997, the Company had corn and soybean futures contracts outstanding with a contract market value of $28.8 million and $1.6 million, respectively. Margin deposits for open futures and/or option contracts are recorded as other current assets.

             DEKALB sells market hogs, which are by-products from the production of breeding animals, to independent processing and packing firms at the premium to the major market averages. The Company periodically hedges against the exposure of price fluctuations in these markets by using Chicago Mercantile Exchange hog futures contracts. At August 31, 1998 the Company had hog futures contracts outstanding with a contract market value of $0.1 million.
             At August 31, 1997, the Company had no hog futures contracts outstanding.

             As of August 31, 1998 the net unrecognized loss on open futures contracts was $5.0 million. As of August 31, 1997 the net unrecognized gain on open futures contracts was $0.1 million.

             SENSITIVITY ANALYSIS

             For commodity derivitave instruments held, the Company utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the Company's commodity derivative instruments. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices at fiscal year-end.
             Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse change in the underlying commodity price, was $3.3 million.



             VALUE AT RISK

             These estimations are intended to measure the maximum amount the Company could lose from adverse market movements in interest rates and foreign exchange rates, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. As a result, foreign exchange gains or losses that are charged directly to translation adjustments in common stockholder equity are included in this estimate. The value at risk estimation utilizes historical interest rates and foreign exchange rates from the past year to estimate the volatility and correlation of these rates in the future.
             The model uses the variance-covariance statistical modeling technique and includes all interst rate sensitive debt and swaps, foreign exchange hedges and their corresponding underlying exposures. The estimated value at risk amounts shown below represent the potential loss the Company could incur from adverse changes in either interest rates or foreign exchange rates for a one-day period. These amounts are not significant compared with the equity, earnings or daily change in market capitalization of the Company.

                                    AMOUNTS        TIME      CONFIDENCE
             VALUE AT RISK       (dollars in     INTERVAL      LEVEL
               AMOUNT              millions)
             ---------------------------------------------------------
             Interest rates & FX     $0.1         1 day          95%

             The foreign exchange value at risk amount is principally driven by the large amount of foreign currency-denominated net assets the Company has deployed around the world, including production facilities, inventory and short-term net working capital. These assets are translated to U.S. dollars at the current exchange rate. The change in the value of the assets due to changing foreign exchange rates is included as part of translation adjustment in common stockholder's equity, and not part of income. However, the foreign exchange value at risk amount includes the estimate of the loss on these assets.

             The amounts presented here from the value at risk model also disregard the possibility that interest rates and foreign exchange rates can move in the Company's favor. The assumption within the value at risk model is that changes in interest rates and foreign exchange rates are adverse. It is highly unlikely that the Company would experience continuous daily losses such as these over an extended period of time. Rather, actual experience has demonstrated that gains on certain days are offset by losses on other days.

           ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           ----------------------------------------------------

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           To the Shareholders and Board of Directors of DEKALB Genetics
           Corporation:

           We have audited the accompanying consolidated balance sheets of DEKALB Genetics Corporation (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DEKALB Genetics Corporation and subsidiaries as of August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.

           Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


           ARTHUR ANDERSEN LLP

           Chicago, Illinois
           October 2, 1998



                                     DEKALB GENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
          __________________________________________________________________________________

          for the years ended August 31 -
          in millions except per share
          amounts                                           1998         1997         1996
          __________________________________________________________________________________

          Revenues                                        $502.2       $451.4       $387.5
          Cost of revenues                                 275.2        230.5        202.1
          __________________________________________________________________________________

            Gross Margin                                   227.0        220.9       $185.4

          Selling expense                                   96.3         83.1         73.9
          Research and development expense                  77.1         57.3         47.6
          General & administrative expense                  29.3         33.2         31.1
          __________________________________________________________________________________

                                                           202.7        173.6        152.6

            Operating Earnings                              24.3         47.3         32.8

          Interest expense, net                             (9.5)        (4.9)        (6.1)
          Other income, net                                  0.4          4.0          1.4
          __________________________________________________________________________________


          Earnings before income taxes                      15.2         46.4         28.1
          Income tax provision                               4.9         17.6         11.1

          NET EARNINGS                                    $ 10.3       $ 28.8       $ 17.0
          ==================================================================================



          BASIC EARNINGS PER SHARE                        $  0.30      $  0.84      $  0.52
          ==================================================================================

          DILUTED EARNINGS PER SHARE                      $  0.28      $  0.81      $  0.51
          ==================================================================================

          DIVIDENDS PER SHARE                             $  0.14      $  0.14      $  0.137
          ==================================================================================

              The accompanying notes are an integral part of the financial statements.


                                   DEKALB GENETICS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
          _____________________________________________________________________________

                          at August 31 - in millions                   1998       1997
         ______________________________________________________________________________
         ASSETS           Current assets:
                           Cash and cash equivalents                 $    -     $   5.2
                           Receivables, net                             69.5       67.5
                           Inventories                                 184.5      139.1
                           Deferred income taxes                        14.6        6.9
                           Other current assets                         28.7        7.8
                          __________________________________________ ________   ________


                            Total current assets                     $ 297.3    $ 226.5
                          __________________________________________ ________   ________

                           Investments and advances                      7.5        7.2
                           Intangible assets, net                       38.9       40.3
                           Other assets                                  9.3        9.5
                           Property, plant and equipment, net          237.8      166.1
                          __________________________________________ ________   ________

                            Total Assets                             $ 590.8    $ 449.6
                          ========================================== ========   ========

         Liabilities &    Current liabilities:
         Shareholders'     Short-term debt                           $ 139.0    $  34.5
         Equity
                           Accounts payable, trade                       9.1       15.6
                           Other accounts payable                       35.8       37.3
                           Other current liabilities                    49.2       46.1
                          __________________________________________ ________   ________

                            Total current liabilities                $ 233.1    $ 133.5
                          __________________________________________ ________   ________

                          Deferred compensation and other credits       10.2        9.9
                          Deferred income taxes                         23.2       20.1
                          Long-term debt                               112.9       90.0
                          __________________________________________ ________   ________

                            Total long-term liabilities              $ 146.3    $ 120.0
                          __________________________________________ ________   ________

                          Commitments and contingent liabilities

                          Shareholders' equity:
                           Capital stock:
                           Common, Class A; no par value,
                             authorized 15,000,000 shares issued
                             4,552,994 for 1998 and 4,698,392 for





                             1997                                        0.5        0.5
                           Common, Class B; no par value, non-
                             voting, authorized 45,000,000 shares
                             issued 30,087,593 for 1998 and
                             30,105,987 for 1997                         3.0        3.0
                           Capital in excess of stated value           124.2      114.9
                           Retained earnings                            91.4       85.9
                           Cumulative translation adjustment            (6.1)      (5.7)
                          __________________________________________ ________   ________
                                                                     $ 213.0    $ 198.6

                           Less treasury stock, at cost:  287,182
                             and 443,206 shares of Class B in 1998
                             and 1997, respectively.                    (1.6)      (2.5)
                          __________________________________________ ________   ________

                           Total shareholders' equity                $ 211.4    $ 196.1





         ______________________________________________________________________________

                           Total Liabilities and Shareholders'       $ 590.8    $ 449.6
                             Equity


         ==============================================================

         The accompanying notes are an integral part of the financial statements.



                                       DEKALB GENETICS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

              _______________________________________________________________________________
                                                                    For the years ended
                                                                  August 31 - in millions
                                                             ________________________________

                                                               1998        1997        1996
              ____________________________________________    _______     _______    _______

              CASH FLOWS FROM OPERATING ACTIVITIES
               Net earnings                                  $  10.3     $  28.8     $  17.0

               Adjustments to reconcile net income to net
                cash provided by operating activities:
                  Depreciation and amortization                 15.5        13.8        11.3
                  (Gain) on sale of fixed assets                 0.6        (0.6)       (0.2)
                  Provision for losses on accounts
                    receivable                                   0.8         2.8         1.2
                  Provision for deferred income taxes           (4.4)        6.0         1.8
                  Provision for inventory valuation              5.3        11.8         7.3
                  Equity (earnings) loss, net of dividends       0.8        (2.2)       (1.7)
                                                             ________    ________    ________
                                                                18.6        31.6        19.7

               Changes in assets and liabilities:
                  Receivables                                   (2.7)      (15.3)        1.9
                  Other current assets                         (28.7)       (2.2)       (1.1)
                  Inventories                                  (50.7)      (51.8)       (0.5)
                  Accounts payable                              (8.1)        5.3        25.2
                  Accrued expenses                               1.8         5.6         8.2
                  Current taxes payable                          1.3         3.2         1.8
                  Deferred income taxes                          7.4        (1.2)       (1.2)
                  Other assets and liabilities                   0.7        (0.5)       (0.8)
                                                             ________    ________    ________
                                                               (79.0)      (56.9)       33.5

              Net cash flow (used) provided by operating
              activities                                       (50.1)        3.5        70.2
              _______________________________________________________________________________

              CASH FLOWS FROM INVESTING ACTIVITIES
               Purchases of property, plant and equipment      (90.3)      (59.4)      (30.7)
               Proceeds from sale of property, plant and
                 equipment                                       2.7         1.9         0.4
               Acquisitions and investments                        -           -_       (3.2)
                                                             ________    ________    ________

              Net cash flow used by investing activities       (87.6)      (57.5)      (33.5)
              _______________________________________________________________________________

              CASH FLOWS FROM FINANCING ACTIVITIES





               Proceeds from short-term borrowings             104.6        34.4           -
               Proceeds from long-term borrowings               22.9         5.0           -
               Principal payments made on debt                     -           -       (42.8)
               Sale of equity                                    6.3         0.6        27.6
               Dividends paid                                   (4.8)       (4.8)       (4.3)
               Other capital transactions                        3.9         2.2         1.3
                                                             ________    ________    ________
                                                             _           _           _

              Net cash flow (used) provided by financing
                activities                                     132.9        37.4       (18.2)
              _______________________________________________________________________________

              Net effect of exchange rates on cash              (0.4)       (1.5)        1.8
                                                             ________    ________    ________

              Net increase (decrease) in cash and cash
                equivalents                                     (5.2)      (18.1)       20.3
               Cash and cash equivalents, at the beginning
                 of the year                                     5.2        23.3         3.0
                                                             ________    ________    ________

               Cash and cash equivalents, at the end of
                 the year                                    $   0.0     $   5.2     $  23.3
              ===============================================================================
              Note:  Cash paid during the year for:
               Income taxes                                  $   6.9     $   8.4     $   7.6
               Interest                                      $   7.5     $   7.3     $   6.9












g notes are an integral part of the financial statements.


                                             DEKALB GENETICS CORPORATION
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            ____________________________________________________________________________________________

           at August 31-in millions              1998                  1997                  1996
             except shares in thousands   ___________________   ___________________   ___________________
                                                                                               _
                                         --------   --------   --------   --------   --------   --------
                                          Dollars     Shares    Dollars     Shares    Dollars     Shares
                                         --------   --------   --------   --------   --------   --------
           Class A Common Stock

           Balance, beginning of year    $    0.5     4,698    $    0.2     2,404    $   0.1        773
             Exchange Class A for Class B    -         (269)       -         (185)       -          (99)
             Stock options exercised         -           60        -           87        -           32
             Employee 401(k) stock plan      -           64        -           32        -           14
             Sale of equity to Monsanto
              Company                        -            -        -            -        -           81
             Three-for-one stock split
              effected in the form of a
              200% stock dividend            -            -        -            -        0.1      1,603
             Restricted Stock                -            -        -           10        -            -
             Two-for-one stock split
              effected in the form of a
              100% stock dividend            -            -        0.3      2,350        -           -
                                         _______    _______    _______    _______    _______    _______
           Balance, end of year          $   0.5      4,553    $   0.5      4,698    $   0.2      2,404
           _____________________________________________________________________________________________

           Class B Common Stock

           Balance, beginning of year    $   3.0     30,106    $   1.5     14,868    $   0.4      4,485
             Exchange Class A for Class B    -          269        -          185        -           99
             Sale of equity to Monsanto      -            -        -           12        0.1        378
           Company
             Three-for-one stock split
           effected in the                   -            -        -            -        1.0      9,906
             form of a 200% stock
           dividend
             Two-for-one stock split
              effected in the form
              of a 100% stock dividend       -            -        1.5     15,041       -          -
           Balance, end of year          $   3.0     30,375    $   3.0     30,106    $   1.5      14,868
           _____________________________________________________________________________________________

           Capital in Excess of Stated
              Value

           Balance, beginning of year    $ 114.9               $ 109.7               $  80.9
             Sale of equity to Monsanto
              Company                        5.4                   0.6                  27.6
             Stock options exercised         0.4                   0.5                   0.6
             Non-qualified stock option





              tax benefit                    1.0                   2.3                   -
             Employee 401(k) stock plan      2.8                   1.5                   0.5
             Director Stock Option Plan      0.1                   0.3                   0.1
             Authorized share increase      (0.4)                  -                     -

           Balance, end of year          $ 124.2               $ 114.9               $  109.7
           _____________________________________________________________________________________________

           Balance, beginning of year    $  85.9               $  63.7               $  52.3
             Net Income                     10.3                  28.8                  17.0
             Cash dividends on common
              stock ($0.14  per share in
              1998, $0.14 per share in
              1997,  and $0.137 per share
              in 1996)                      (4.8)                 (4.8)                 (4.5)
             Three-for-one stock split
              effected in the form of a
              200% stock dividend            -                     -                    (1.1)
             Two-for-one stock split
              effected in the form
              of a 100% stock dividend       -                    (1.8)              -
           Balance, end of year          $  91.4               $  85.9               $  63.7
           _____________________________________________________________________________________________


           Cumulative Translation
              Adjustment

           Balance, beginning of year    $  (5.7)              $  (4.1)                 (5.0)
             Translation gain/(loss)        (0.4)                 (1.6)                  0.9
                                         ________              ________              ________
           Balance, end of year          $  (6.1)              $  (5.7)                 (4.1)
           _____________________________________________________________________________________________

           Treasury Stock

           Balance, beginning of year    $  (2.5)      (443)   $  (2.4)      (220)   $  (2.4)       (74)
             Stock options exercised         -            -                             (0.1)        (2)
             Employee 401(k) stock plan      -            -                              0.1          2
             Three-for-one stock split
              effected in the form of a
              200% stock dividend        -                -        -            -        -         (146)
             Two-for-one stock split
              effected in the form                        -
              of a 100% stock dividend   -                         -          (221)      -            -
             Treasury stock repurchase                            (0.1)        (2)
             Sale of equity to Monsanto      0.9        156        -            -
              Company
           Balance, end of year          $  (1.6)      (287)      (2.5)      (443)   $ (2.4)       (220)
           _____________________________________________________________________________________________

           Total shareholders' Equity    $ 211.4               $ 196.1               $ 168.6











================================================================================

he accompanying notes are an integral part of the financial statements.

                             DEKALB Genetics Corporation
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        A.  ACCOUNTING POLICIES
        -----------------------

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the seed division (`DEKALB Seed') and DEKALB Swine Breeders, Inc. (`DEKALB Swine'). The accounts of the DEKALB subsidiary in Argentina are included on the basis of its May 31 fiscal year, which more properly reflects the growing season in that country. Transactions between this date and the Company's fiscal year-end are not considered material.

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

        The cost and accumulated allowances for depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in `other income, net.'

        INCOME TAXES - In accordance with SFAS 109, the Company accounts for income taxes under the asset and liability method. The asset and liability method is applied using enacted tax rates expected to apply when temporary differences between financial and tax reporting are realized. The amount of income tax expense recognized for a period is the amount of income taxes currently payable or refundable, plus or minus the change in aggregate deferred tax assets and liabilities. The most significant of these differences are set forth in Note L.
        At August 31 of each year presented, United States income taxes were provided on undistributed earnings of non-U.S. subsidiaries.



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

        REVENUE RECOGNITION - The Company recognizes revenues upon shipment of goods, with discounts and returned goods partially offsetting this amount.

                             DEKALB Genetics Corporation
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


        RECLASSIFICATIONS - Certain expense reclassifications have been made for segment comparability purposes. These reclassifications had no effect on net earnings.

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

        DEFERRED LICENSING COSTS - The Company defers direct costs associated with company-owned swine licensed under the royalty program. Revenue recognition under a third party licensing agreement occurs, in part, at initiation of the license and, in future years, in the form of royalties from selected progeny. The costs deferred are direct costs, primarily feed and the labor to produce the swine. These costs are amortized in proportion to the estimated revenue from the license agreement. The average license period is 2.5 years. The amount of costs deferred (net) in fiscal 1998, 1997, and 1996 was $0.3 million, $2.3 million, and $3.0 million, respectively.

        EARNINGS PER SHARE - Basic earnings per share of common stock are calculated by dividing net earnings by the weighted average of common shares outstanding during each fiscal year; 34,577,265, 34,250,522 and 32,515,743 in 1998, 1997 and 1996, respectively. Diluted earnings per share of common stock are calculated by dividing net earnings by the weighted average of common and common equivalent (stock options) shares outstanding during each fiscal year; 36,364,767, 35,744,050 and 33,553,649 in 1998, 1997 and 1996,
        respectively. During fiscal 1998 the Company adopted the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share,' effective February 28, 1998. Shares outstanding and per share amounts have been restated for prior years.

        STOCK-BASED COMPENSATION - The Company continues to account for its employee stock option plans using Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees,' which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

        NEW ACCOUNTING STANDARDS - The Company adopted Financial Accounting Standards Board Statement No. 121, `Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of,' in fiscal 1997. The new accounting standard had no impact on the carrying value of the Company's long lived assets as of August 31, 1997 and 1998.

        During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share,' effective for both



        interim and annual periods ending after December 15, 1997. The standard simplifies the computation of earnings per share and will be comparable to fully diluted earnings per share presently reflected under APB Opinion No. 15. During fiscal 1998 the Company adopted the Financial Accounting Standards Board issued Statement No. 128, `Earnings Per Share,' effective February 28, 1998. Shares outstanding and per share amounts have been restated for prior years.

        In June 1997 the Financial Accounting Standards Board issued Statement No. 130, `Reporting Comprehensive Income,' which establishes standards for reporting of comprehensive income. This pronouncement requires that all items be recognized as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income included all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under Statement No. 130 is effective for all fiscal year's beginning after December 15, 1997. The Company had planned to adopt Statement No. 130 in fiscal 1998, but due to the pending sale of the Company, management decided to delay adoption.
        As of August 31, 1998, the impact of adopting this pronouncement has not been determined, however; the Company expects it will be affected by it.

        In June 1997, the Financial Accounting Standards Board issued
        Statement No. 131, `Disclosures about Segments of an Enterprise and
        Related Information,' which amends the requirements for a public enterprise to report financtial and descriptive information about its reportable operating segments.  Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the

                             DEKALB Genetics Corporation
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        company in deciding how to allocate resources and in accessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by Statement No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company had planned to adopt Statement No. 131 in fiscal 1998, but due to the pending sale of the Company, management decided to delay adoption. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1998, the impact of this pronouncement has not been determined.

        In July 1998 the Financial Accounting Standards Board issued Statement No. 133, `Accounting for Derivative Instruments and for Hedging Activities,' which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The Company plans to adopt Statement No. 133 in fiscal 1999. This pronouncement will have an affect on the Company's reporting in the subsequent periods. However, as of August 31, 1998, the impact of this pronouncement has not been determined.

                             DEKALB Genetics Corporation
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



          B.STOCK SPLIT
          .

           During fiscal year 1997 the Company declared a two-for-one stock split effected in the form of a stock dividend.
           Shares were distributed on August 8, 1997 to holders of record on July 25, 1997. The Company's annual cash dividend was subsequently adjusted to 14 cents per share from 28 cents per share.

           In fiscal 1996, the Company delared a three-for-one stock split effected in the form of a stock dividend to holders of record May 10, 1996 with shares being distributed on May 24, 1996. Following this split, the quarterly cash dividend was increased five percent.

           All share numbers and earnings per share information in this document have been adjusted to reflect these stock splits.









          CAPTION

          C. STATEMENT OF OPERATIONS DATA


           for the years ended August 31 -     1998     1997     1996
              in millions
          (1)  Interest Expense, Net

           Interest expense                  $(12.6)  $ (7.5)  $ (8.3)
           Interest income                      3.1      2.6      2.2
                                             ________ ________ ________

            Interest Expense, net            $ (9.5)  $ (4.9)  $ (6.1)





          =============================================================


           for the years ended August 31 -     1998     1997     1996
             in millions

          (2)  Other Income, Net

           Equity in net earnings of          $  4.7   $  4.0   $  1.7
          related companies
           Gain(Loss) on sale of fixed          (0.6)     0.6      0.2
          assets
           All others, net                      (3.7)    (0.6)    (0.5)
          _____________________________________________________________


            Other income, net                 $  0.4   $  4.0   $  1.4
          =============================================================

           for the years ended August 31 -     1998     1997     1996
              in millions


          (3)  Research and Development
              Expense

           DEKALB Seed                        $ 70.3   $ 50.2   $ 40.9
           DEKALB Swine                          6.8      7.1      6.7

             Research and development         $ 77.1   $ 57.3   $ 47.6
              expense
          =============================================================





          /TABLE

          CAPTION

                              DEKALB Genetics Corporation
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




          D.RECEIVABLES

          at August 31 - in millions                   1998      1997
          _____________________________________________________________

          Trade accounts and notes                   $  66.1    $  64.9
          Employees                                      1.8        2.1
          Related companies                              0.7        0.2
          Other                                          8.2        5.6
                                                     $  76.8    $  72.8
          Less allowance for doubtful accounts           7.3        5.3

            Receivables, net                         $  69.5    $  67.5
          =============================================================
          E.INVENTORIES

          at August 31 - in millions                   1998      1997
          _____________________________________________________________

          At lower of cost or market:
            Commercial seed-average cost             $ 168.8    $ 124.5
            Commercial swine-average cost                9.3       10.0
            Supplies and other-principally first-in,
             first-out                                   6.4        4.6
                                                     _______    _______

            Inventories                              $ 184.5    $ 139.1
          =============================================================





          /TABLE

          CAPTION

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _____________________________________________________________


           F.PROPERTY, PLANT AND EQUIPMENT, NET (AT COST)
            at August 31 - in millions                 1998      1997
          _____________________________________________________________

            Land                                     $  9.5     $  9.6
            Buildings                                 124.3       97.7
            Equipment                                 150.2      156.0
            Other                                      36.0       11.9
            Construction in progress                   72.1       45.9
          _____________________________________________________________

                                                      392.1      321.1
            Less accumulated depreciation and
              amortization                            154.3      155.0
          _____________________________________________________________


              Property, plant and equipment, net     $237.8     $166.1





          =============================================================

          G.OTHER CURRENT LIABILITIES

            at August 31 - in millions                 1998      1997
          _____________________________________________________________

            Current income taxes                     $  4.1     $  2.9
            Payroll                                     9.9        8.4
            Vacation                                    3.4        3.2
            Pensions and other credits                  0.5        3.3
            Insurance                                   1.8        2.5
            Taxes, other than income                    3.4        3.5
            Production costs                           10.4       10.8
            Other                                      15.7       11.5
          _____________________________________________________________

              Other current liabilities              $49.2      $46.1





          /TABLE

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          ______________________________________________________________


          H.FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

           During 1995, the Company adopted Statement of Financial Accounting Standards No. 119, `Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments'. This statement in conjunction with Statement of Financial Accounting Standards No. 107, `Disclosures About Fair Value of Financial Instruments' requires certain disclosures about the fair value of financial instruments, including derivative financial instruments for which it is practicable to estimate fair value.

           The following methods and assumptions were used to estimate the fair market value of each class of financial instrument.

           TRADE ACCOUNTS AND NOTES RECEIVABLE

           The carrying amount of the Company's trade accounts and notes receivable approximates market value.

           SHORT-TERM AND LONG-TERM DEBT

           Short-term debt represents borrowings against lines of credit with various banks. The weighted average interest rate on short-term borrowings for fiscal 1998 was approximately 6.0%. At August 31, 1998, committed lines of credit available to DEKALB included a $50 million revolving credit agreement and $15 million in credit facilities for a 364 day period.

           The revolving credit agreement provides credit for general purposes and is committed through December 31, 2003, but may be extended annually for successive one year periods with the consent of the lending banks. The line of credit requires a step-down to $20.0 million for any one day during each year. The agreement contains various restrictions on the activities of the Company as to minimum tangible net worth, amount and type of indebtedness and the acquisition or disposition of capital shares or assets of the Company and its subsidiaries. At August 31, 1998, tangible net worth was approximately $172.5 million, which meets these covenant requirements. The Company pays a commitment fee of 1/10 of 1% for the active portion of its line of credit.
           The base amount of $20.0 million is available throughout the year. An additional $30.0 million available for seasonal needs during six months of the year beginning as early as October 31, of any year but no later than December 31 of the same year. The available line of credit at August 31, 1998 was entirely unused.





           The $15 million in credit facilities carry a 5 basis point fee on the unused portion of the commitment. The line was fully utilized in fiscal 1998 and, therefore, no fees were required.

           The carrying amount of the Company's long-term debt and all the Company's short-term debt approximates market value because rates on those debt agreements are variable and are set periodically based on current rates during the year. Exceptions would be the $20 million long-term loan which has a fixed rate of 7.15%, two $5 million long-term loans which have fixed rates of 7.56% and 6.98%, respectively, two $10 million long-term loans with fixed rates of 6.93% and 6.5%, respectively, a $4 million long-term loan with a fixed rate of 10.25% and a $5 million long-term loan with a fixed rate of 10.5%. The Company estimated the market value of its long-term debt by utilizing a discounted cash flow methodology.

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          H.FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES (CONTINUED)


           SWAP AGREEMENTS

           The Company has entered into interest rate swap agreements with third parties to manage interest rate movements on the majority of its variable rate term debt. At August 31, 1998, the Company had swap agreements with an aggregate notional principal amount of $40 million and an average interest rate of 6.0 percent, maturing in fiscal 2003. Any interest rate differential on these swap agreements is recognized in interest expense, net over the terms of the agreements. The interest expense related to swap agreements was $0.1 million for years 1998, 1997 and 1996. The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate nonperformance by any of those parties. The Company estimated the market value of its interest rate swap agreements by utilizing a discounted cash flow methodology.

           DERIVATIVES

           DEKALB has contractual commitments with seed growers for payments based on local market corn and soybean commodity prices. To mitigate the impact of fluctuation in these prices on inventory costs, the Company hedges these payments by using Chicago Board of Trade corn and soybean futures contracts. Growers not priced at the end of August are normally priced by March, at which time the related futures contracts are closed. The Company estimates the timing of grower payment pricing to determine the futures maturities. In addition, the Company, from time to time, hedges its exposure to price fluctuations in grain used for swine feed. Gains or losses on these hedge positions are included as a component of the applicable year's inventory. At August 31, 1998 and 1997, the Company had corn and soybean futures contracts outstanding with a contract market value of $28.8 million and $1.6 million, respectively. Margin deposits for open futures and/or option contracts are recorded as other current assets.

           DEKALB sells market hogs, which are by-products from the production of breeding animals, to independent processing and packing firms at the premium to the major market averages. The Company periodically hedges against the exposure of price fluctuations in these markets by using Chicago Mercantile Exchange hog futures contracts. At August 31, 1998 the Company had hog futures contracts outstanding with a contract market value of $0.1 million.
           At August 31, 1997, the Company had no hog futures contracts outstanding.

           As of August 31, 1998 the net unrecognized loss on open futures contracts was $5.0 million. As of August 31, 1997 the net unrecognized gain on open futures contracts was $0.1 million.

           The Company reviews potential foreign currency risks on an on-going basis and is party to forward contracts in the management of its foreign currency exposure related to royalty income and export sales. In order to reduce its exposure to foreign currency fluctuation related to royalty payments from its French licensee and export receipts from its Italian subsidiary, the Company utilizes foreign currency forward contracts with maturities that mirror the anticipated receipts and payments in October and November. At August 31, 1998 and 1997, the Company had French franc forward contracts outstanding with an aggregate contract market value of $4.4 million and $6.3 million, respectively, and Italian lira forward contracts outstanding with an aggregate contract market value of $4.9 million and $5.8 million, respectively. Other foreign currency transactions occur in the Argentine peso and Canadian dollar, although there were no foreign currency contracts outstanding for those currencies at year end. The Company had an unrealized gain of $0.2 million in fiscal 1998 and $1.5 million in fiscal 1997 related to the aggregate of all foreign currency contracts.

           The fair value of cash equivalents, receivables, short-term borrowings, long-term debt, and interest rate swaps approximates carrying value at August 31, 1998.

          CAPTION





                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          __________________________________________________________________


          I.LONG-TERM DEBT
                                                       1998           1997
           at August 31 - in millions
          __________________________________________________________________

            Term loans, variable rates, due          $  55.0        $  50.0
              2000-2003
            Term loans, 7.15% fixed rate, due from      20.0           20.0
               1999-2007
            Term loan,   7.56% fixed rate, due from      5.0            5.0
               1999-2005
            Term loan,   6.98% fixed rate, due from      5.0            5.0
               1999-2006
            Term loan,   6.93% fixed rate, due 2003     10.0           10.0
            Term loan,   6.50% fixed rate, due 2003     10.0            -
            Term loan,   10.25% fixed rate, due 2000     4.0            -
            Term loan,   10.50% fixed rate, due 2000     5.0            -
          __________________________________________________________________
                                                       114.0           90.0
              Less current maturities                    1.1            -
          __________________________________________________________________

              Net long-term debt                     $ 112.9        $  90.0
          ==================================================================






           The variable rate term loan agreements allow the Company to borrow at rates based on the London Interbank Offer Rate on Eurodollar deposits (LIBOR). At August 31, 1998, interest on the variable rate term loans was at a rate of approximately 6.0%.

           All of the term loans contain similar restrictive covenants.
           The most restrictive of these covenants requires the maintenance of a minimum tangible net worth. At August 31, 1998, the Company is in compliance with all the debt covenants.

           Aggregate maturities for the years ending August 31, 2000 through 2002 are $10.4 million, $4.3 million, and $15.3 million, respectively. The remaining $82.9 million matures between 2003 and 2007. There are long-term debt maturities of $1.1 million in 1999.





          J.SAVINGS AND INVESTMENT PLAN


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

           Additionally, each full and part-time DEKALB employee can voluntarily contribute to the Savings and Investment Plan. The plan provides for DEKALB to match a minimum of $.50 for every dollar contributed by employees, to the extent employees contribute up to 6% of their salaries. Additional discretionary awards may also be contributed when warranted by results of operations. DEKALB's contributions charged to expense under this plan were $2.0 million, $3.8 million, and $3.9 million for the years ended August 31, 1998, 1997, 1996, respectively.

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          K.COMMITMENTS AND CONTINGENT LIABILITIES.

           DEKALB is a defendant in various legal actions arising in the course of business activities. In the opinion of the Company's management, these actions will not result in a material adverse effect on DEKALB's consolidated results of operations or financial position. Additional information is in Part I, Item 3 - Legal Proceedings in this Form 10-K.

           DEKALB is self-insured against property losses on the majority of its operating facilities.

           DEKALB's total rental and lease expense for fiscal years 1998, 1997 and 1996 was $15.7 million, $9.7 million and $6.7 million, respectively.

          CAPTION





                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          ______________________________________________________________

          L.INCOME TAX
          ______________________________________________________________

           for the year ended August 31
             - in millions                    1998      1997      1996
           ___________________________________________________________
           Current provision:
             Federal                        $ (0.3)   $  4.4    $  5.9
             State                            (0.5)      1.4       1.1
             Foreign                          10.1       5.8       2.3
           ____________________________________________________________
                                            $  9.3    $ 11.6    $  9.3
           ____________________________________________________________
           Deferred provision:
             Federal                          (1.9)      5.1    $  1.9
             State                            (1.1)      1.1      (0.4)
             Foreign                          (1.4)     (0.2)      0.3
           ____________________________________________________________
                                            $ (4.4)   $  6.0    $  1.8
           ____________________________________________________________

               Total income tax provision   $  4.9    $ 17.6    $ 11.1
           ============================================================

           The significant components of the company's deferred tax assets and deferred tax liabilities are presented below:


           for the year ended August 31
             - in millions                    1998      1997
           ____________________________________________________

           Deferred tax assets:
             Research Expenditures          $  5.8    $  4.9
             Benefit Plans                     3.9       2.8
             Inventory                        11.3       4.8
             Other                             7.7       5.2
           ____________________________________________________
               Total Gross Deferred Tax
                 Assets                     $ 28.7    $ 17.7
               Valuation Allowance            (2.8)     (0.8)
           ____________________________________________________
                 Gross Deferred Tax Assets  $ 25.9    $ 16.9
           ____________________________________________________
           Deferred tax liabilities:
             Purchase Price Allocations      (10.2)    (10.2)
             Undistributed Foreign Earnings   (4.7)     (4.8)
             Depreciation                    (12.9)     (6.9)
             Other                            (6.7)     (8.2)
           ___________________________________________________
             Gross Deferred Tax





               Liabilities                  $(34.5)   $(30.1)
           Net Deferred Tax Liability       $ (8.6)   $(13.2)





           ===================================================






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

           Total tax provisions (benefits) resulted in amounts differing from those based on the statutory federal income tax rates. The reasons for these differences are:


          TABLE

           ___________________________________________________________
           for the years ended August 31 -    1998      1997      1996
           in millions

           U.S. statutory rate              $  5.3    $ 16.2    $  9.9
           State and local taxes              (1.1)      1.7       1.0
           International operations           (0.3)     (0.3)     (0.1)
           Qualified export activity           -        (0.1)     (0.1)
           Research credits                   (2.1)     (0.7)      -
           Other                               3.1       0.8       0.4
           ___________________________________________________________
             Income tax provision           $  4.9    $ 17.6    $ 11.1
           ===========================================================

           The domestic and foreign components of earnings before taxes of consolidated companies were as follows:
           ___________________________________________________________
           for the years ended August 31
             - in millions                    1998      1997      1996
           ___________________________________________________________

           U.S.                             $ (5.2)   $ 35.8    $ 25.3
           Argentina                          19.0       8.3       2.3
           Other Non-U.S.                      1.4       2.3       0.5
             Total earnings before taxes    $ 15.2    $ 46.4    $ 28.1
           ============================================================





          /TABLE

                            DEKALB GENETICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _______________________________________________________________

          M.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


           The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 1998 and 1997. DEKALB's North American seed operations comprise a significant portion of its business. DEKALB generally delivers only a minor portion of North American seed in the first quarter, delivers more than half in the second quarter, and substantially all the seed is delivered by the end of the third quarter. The Company defers first quarter expenses and anticipates fourth quarter expenses and matches these expenses against second and third quarter revenues. Third quarter results also reflect estimates of seed product returns. Consequently, fourth quarter earnings include adjustments for those earlier estimates.

           The total of four quarters' earnings per share might not equal the earnings per share for the year due to the application of the treasury stock method and market price changes.


          _________________________________________________________________







            in millions except per
            share amounts - three
            months ended the last
            day of                     Nov       Feb       May       Aug
            ______________________________________________________________
            1998
              Revenues               $ 62.8    $213.8    $219.9    $  5.7
              Cost of Revenues         34.1     106.5     124.2      10.4
              Net earnings              2.7      19.3       2.8     (14.5)
              Basic earnings per
               share                    0.08      0.56      0.08    (0.42)
              Diluted earnings per
                share                $  0.08   $  0.53   $  0.08   $(0.40)
            ==============================================================

            1997
              Revenues               $ 67.1    $192.3    $178.6    $13.4
              Cost of Revenues         38.9      93.4      89.0      9.2
              Net earnings              2.1      16.3      13.1     (2.7)
              Basic earnings per
                share                   0.06      0.48      0.38    (0.08)
              Diluted earnings per
                share                $  0.06   $  0.46   $  0.36   $(0.07)
            ==============================================================





          /TABLE

                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _________________________________________________________________


          N.OPERATION BY GEOGRAPHIC AREA


           Information on DEKALB's operations by geographic area for fiscal years 1998, 1997 and 1996 is shown below. Operating earnings are equal to total revenues less expenses of the geographic areas, excluding interest and general corporate expenses. Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area.

             __________________________________________________________

             August 31 - in millions         1998      1997      1996
             __________________________________________________________
             Revenues
                United States              $ 372.8    $ 343.6   $ 300.9
                Argentina                     87.3       67.3      49.8
                Other Non-U.S.                42.1       40.5      36.8
             __________________________________________________________
                                           $ 502.2    $ 451.4   $ 387.5
             ==========================================================

             Operating Earnings
                United States              $   0.4    $  38.2   $  30.1
                Argentina                     24.6       11.7       5.6
                Other Non-U.S.                 5.0        5.9       3.7
             __________________________________________________________

                                           $  30.0    $  55.8   $  39.4
             ==========================================================

             Equity in Earnings
                Other Non-U.S.             $   4.7    $   4.0   $   1.7
             ==========================================================

             Identifiable Assets
                United States              $ 452.1    $ 332.4   $ 256.8
                Argentina                    120.1       86.0      77.7
                Other Non-U.S.                18.6       31.2      28.8
             __________________________________________________________

                                           $ 590.8    $ 449.6   $ 363.3
             ==========================================================

          Consolidated net assets included approximately $69.6 million at August 31, 1998 and $55.8 million at August 31, 1997, located in countries other than the United States.





          Consolidated net earnings included approximate earnings of $22.3 million in fiscal year 1998 and $13.7 million in fiscal year 1997 from these countries.

                            DEKALB GENETICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


          O. PENSION PLANS

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


             In addition, DEKALB has a supplemental noncontributory pension plan covering certain management employees, which is not funded. Benefits are based mainly on each participant's years of service, final average compensation, and estimated benefits received from certain other benefit plans. This plan was suspended in fiscal 1994 and reinstated in fiscal 1997. During fiscal 1998 the Company recorded an expense of $0.2 million.


              The components of total estimated pension income (expense)
             for the two plans are as follows:

          CAPTION

             ______________________________________________________________

             August 31 - in millions
                                                 1998      1997      1996
             ______________________________________________________________
             Service Cost - benefits earned     $  0.2    $  0.1    $ -
             during the year
             Interest cost on projected benefit    1.0       0.9      0.7
             obligations
             Actual return on plan assets         (0.3)     (2.4)    (1.2)
             Net amortization and deferral        (0.6)      1.6      0.3
             ______________________________________________________________

               Net Pension Income (Expense)     $  0.3    $  0.2    $(0.2)
             ==============================================================





          /TABLE

                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _________________________________________________________________
          O.PENSION PLANS (CONTINUED)

             Actuarial assumptions for August 31, 1998 are a discount rate of 7.00% and a return on plan assets of 8.5%. Assumptions for August 31, 1997 are a discount rate of 7.25% and a return on plan assets of 8.5%.

             A reconciliation of the funded status to accrued pension expense is as follows:



          CAPTION





                                         Funded Plan        Unfunded Plan
             August 31 - in millions   1998      1997      1998      1997
             ______________________________________________________________
             Actuarial present value
              of benefits based on
              service to date and
              present
                pay levels:
                  Vested              $ 8.4     $  7.6    $ 1.8     $ 1.9
                  Nonvested             0.7        0.9      0.1        -
             ______________________________________________________________

             Accumulated benefit
              obligation                9.1       8.5       1.9       1.9

             Additional amounts
              related to projected
              pay increases             -         -         3.7       3.2
             ______________________________________________________________

             Projected benefit
              obligation                9.1       8.5       5.6       5.1

             Plan assets at fair
              market value              8.7       9.6       -         -
             ______________________________________________________________

             Plan assets less than
              projected benefit
              obligation               (0.4)      1.1      (5.6)     (5.1)


             Unrecognized loss
              from experience           2.7       1.1       4.5       4.2

             Unrecognized net
              transition asset         (2.0)     (2.3)      -         -
             ______________________________________________________________

             Accrued pension expense
              included in the
              Consolidated Balance
              Sheet                   $ 0.3     $(0.1)    $(1.1)    $(0.9)
             ==============================================================





             The Company has obligations under termination indemnification plans in several foreign countries, but does not have any foreign defined benefit pension plans as defined in Financial Accounting Standard No. 87.

                            DEKALB GENETICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _______________________________________________________________

          P.INFORMATION ON RELATED COMPANIES

           The following is summarized financial information for DEKALB's less than 50 percent owned operations:



          CAPTION





             Balance Sheets

              at August 31 - in millions    1998      1997
             _______________________________________________
             ASSETS
               Current assets              $ 17.7    $ 17.7
               Non-current assets             2.6       2.6
             _______________________________________________

               Total Assets                $ 20.3    $ 20.3
             ===============================================



             LIABILITIES
               Current liabilities         $  3.9    $  3.6
               Non-current liabilities        2.9       3.1
             _______________________________________________

               Total Liabilities           $  6.8    $  6.7
             ===============================================






          CAPTION





             Summary of Earnings
             _________________________________________________________

             for the years ended
               August 31 - in millions      1998      1997      1996
             _________________________________________________________
               Revenues                    $ 25.8    $ 23.3    $ 15.5
             =========================================================

               Gross Profit                $ 14.3    $ 12.9    $  7.1
             =========================================================

               Net Earnings                $  9.3    $  8.1    $  3.4
             =========================================================
               DEKALB's Equity in Net
                Earnings                   $  4.7    $  4.0    $  1.7
             =========================================================






             DEKALB's investments in related companies are carried at cost plus equity in undistributed net earnings and losses since dates of acquisition. Carrying values approximate DEKALB's interest in the net assets of these related companies. Dividends received from related companies were $3.9 million in fiscal year 1998 and $1.8 million in fiscal year 1997. No dividends were received in fiscal year 1996.

                            DEKALB GENETICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          ______________________________________________________________
                                       ____

          Q.INCENTIVE PLANS

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

            The following share information reflects the two-for-one and the three-for-one stock splits.

          CAPTION





                                  1998          1997          1996
                                _________     _________     _________

                                 Class A       Class A       Class A
                                __________    _________     _________
          Shares under option
          at beginning of year  1,623,114     1,517,136     1,422,924
          Activity:
           Granted                372,550       267,000       343,800
           Exercised                                         (239,382)
                               (25,523)      (133,122)
           Canceled                                           (10,206)
                               (2,134)       (27,900)      __________
                               __________    __________

          Shares under option
           at end of year       1,968,007     1,623,114     1,517,136
                               ==========    ==========    ==========

          Shares available for
           future grants as of
           August 31            1,530,792     1,622,914     2,140,308
          Shares vested and
           exercisable as of
           August 31            1,315,361     1,043,514       917,934

          Price range of       $4.46 -       $ 0.33 -      $ 4.40 -
           options exercised    $30.38        $  8.04       $  6.25
          Price range of
           shares under option $0.33 -       $ 0.33 -      $ 0.33 -
           at end of year       $30.38        $30.38        $ 8.04







          In fiscal 1991, the shareholders also approved a Director Stock Option Plan which gives outside directors an election to receive options to purchase Class A Common Stock (which options have a discounted exercise price) in lieu of annual retainer and meeting fees. The 25% discount in the exercise price, multiplied by the number of shares subject to the option, equals the annual retainer and meeting fees the directors would have received. Total expense for the Director Stock Option Plan was $0.1 million in each of the fiscal years 1998, 1997 and 1996.




          CAPTION

                                  1998          1997          1996
                                _________     _________     _________

                                 Class A       Class A       Class A
                                __________    _________     _________
          Shares under option
           at beginning of
           year                  390,138       390,166       323,472
          Activity:
           Granted                23,379        20,972        69,678
           Exercised             (34,495)      (21,000)       (2,984)
           Canceled                 (273)            -             -
                               __________    __________    __________

          Shares under option
           at end of year        378,749       390,138       390,166
                               ==========    ==========    =========

          Shares available for
           future grants as of
           August 31              86,688      109,774       130,746
          Shares vested as of
           August 31             378,749      390,138       390,166
          Shares exercisable
           as of August 31       355,370      369,166       320,488

          Price range of        $ 3.35 -     $ 3.35 -
           options exercised     $ 6.03        $ 3.38       $ 4.19
          Price range of
           shares under option  $ 3.35 -     $ 3.35 -      $ 3.35 -
           at end of year        $22.03        $22.03        $ 6.03





          /TABLE

                            DEKALB GENETICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          ______________________________________________________________
                                       ____

          Q.INCENTIVE PLANS (CONTINUED)


            The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted under the August 1998 Long Term Incentive Plan. If compensation costs for stock options had been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

          CAPTION





                                       1998        1997
                                     _________   _________
            Net Earnings:
             ($ in millions)
               As Reported           $  10.3     $  28.8
               Pro Forma             $   7.8     $  27.6
            Basic Earnings Per
             Share:
               As Reported           $   0.30    $   0.84
               Pro Forma             $   0.23    $   0.81
            Diluted earnings per
             share
               As reported           $   0.28    $   0.81
               Pro forma             $   0.21    $   0.77






            In accordance with SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to September 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

            The weighted average fair value of options granted was $18.59 per share and $17.20 per share during 1998 and 1997, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.2% and 0.4%; expected volatility of 45.4% and 32.8%; risk-free interest rates of 5.3% and 6.5%; and an expected life of seven years.

                           DEKALB GENETICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          R.INDUSTRY SEGMENT

           The following industry segment information summarized
           DEKALB's operations as of and for the years ended August 31, 1998, 1997, and 1996.

           Operating earnings are total sales and revenues less operating expenses of the segments, excluding interest, and general corporate allocations.

           No customer accounted for 10 percent or more of total operating revenues.


                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _________________________________________________________________

         R.  INDUSTRY SEGMENT (CONTINUED)






            August 31 - in millions         1998       1997       1996
            ____________________________________________________________

            Revenues
            _____________________________

              Seed (1)                    $ 453.1    $ 394.8      340.4
              Swine                          49.1       56.6       47.1
                                          ________   ________   ________

                                          $ 502.2    $ 451.4    $ 387.5
                                          =======    =======    =======

            Earnings (Loss) Before
             Income Taxes
            _____________________________

              Seed:
                Operating earnings        $  35.0    $ 54.3     $  39.2
                Equity in net earnings
                  of related companies        4.7       4.0         1.7
                                          ________   ________   ________

                                          $  39.7    $  58.3    $  40.9

              Swine                          (5.0)       1.5        0.2
                                          ________   ________   ________

                  Total Operations        $  34.7    $  59.8    $  41.1

               General corporate expenses   (10.0)      (8.5)      (6.9)
               Net interest expense          (9.5)      (4.9)      (6.1)
                                          ________   ________   ________

                                          $  15.2    $  46.4    $  28.1
                                          =======    =======    =======

            Identifiable Assets
            _____________________________

              Seed                        $ 561.2    $ 413.1    $ 329.8
              Swine                          29.4       36.1       32.7
              Discontinued Operations         0.2         0.4       0.8
                                          ________   ________   ________
                                          ________   ________   ________

                                          $ 590.8    $ 449.6    $ 363.3
                                          =======    =======    =======

            Depreciation and Amortization
              Expense
            _____________________________

              Seed                        $  13.3    $  11.6    $  9.1





              Swine                           2.2        2.2       2.2
                                          ________   ________   ________

                                          $  15.5    $  13.8    $ 11.3

            Property Additions
            _____________________________

              Seed                        $  88.3    $  57.6    $  28.5
              Swine                           2.0        1.8        2.2
                                          ________   ________   ________

                                          $  90.3    $  59.4    $  30.7
                                          =======    =======    =======






            (1) Consolidated revenues do not include approximately $135 million in fiscal year 1998, $155 million in fiscal year 1997 and $145 million in fiscal year 1996 of DEKALB seed sold under royalty agreements with non-consolidated affiliates and licensees or recognized by equity companies. (Footnote P).

                             DEKALB GENETICS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
          _________________________________________________________________


          S.DISCONTINUED OPERATIONS


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

           Net earnings from discontinued operations in fiscal 1995 included an operating loss of $0.5 million, net of $0.5 million tax benefit and a net gain on the sale of $1.7 million, net of $0.5 million tax expense. Revenues for discontinued operations were $12.1 million for the eight months of fiscal 1995. Net assets of the discontinued operations at August 31, 1998 amounted to $0.2 million.

                             DEKALB Genetics Corporation
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



          T.Monsanto Transaction


           On January 31, 1996, the Company entered into a series of agreements with Monsanto Company (Monsanto), including an agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. DEKALB and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products. The two companies share the royalties received from third parties relating to the patents covered by such cross-licensing agreements.

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

           During fiscal 1996, Monsanto also acquired 10.4 million shares of DEKALB's publicly traded Class B Common Stock in a separate cash tender offer at a price of $11.83 per share. Upon completion of the tender offer, Monsanto held 10 percent of the Class A voting shares and approximately 43 percent of the Class B non-voting shares. As of August 31, 1997, Monsanto held 0.5 million shares of Class A and 13.2 million shares of Class B Common Stock. This represents approximately 10 percent of Class A and 44 percent of Class B non-voting shares. In accordance with the Investment Agreement, Monsanto acquired an additional 0.2 million shares of DEKALB's publicly traded Class B Common Stock at $40.38 per share during fiscal 1998. As of August 31, 1998, Monsanto held 0.5 million shares of Class A and 13.3 million shares of Class B Common Stock representing approximately eleven percent of Class A voting shares and 44 percent of Class B non-voting shares.

           Additionally, DEKALB received $4.0 million from Monsanto in March, 1996, $3.0 million in February, 1997, $3.0 million in January, 1998, and $3.0 million in March, 1998. These





           payments represent the first four installments under the companies' collaboration agreement, which calls for total payments of $18.2 million over the term of the agreement.

           On May 11, 1998, DEKALB announced that it had entered into an Agreement with Monsanto Company providing for Monsanto to acquire all of the shares of DEKALB capital stock that it did not already own. Pursuant to the agreement, on May 15,1998, Monsanto commenced a cash tender offer for all of the common stock of DEKALB at $100 net per share. The second step of the transaction will be a merger in which any remaining stock of DEKALB will be exchanged for cash at the same price per share paid in the tender offer. If the tender offer is not completed by May 9, 1999, the offer price will increase by 50 cents per share on the tenth day of each month, starting on May 10.

           The tender offer is conditioned on the expiration of the Hart-Scott-Rodino Act waiting period and other customary conditions. On June 3, 1998, DEKALB and Monsanto announced that they received requests for additional information and other documentary materials from the U.S. Department of Justice under the Hart-Scott-Rodino Act. Monsanto is required to extend the tender offer pending satisfaction of the Hart-Scott-Rodino Act waiting period and the other conditions to the offer, but in no event beyond November 9, 1999, unless the offer is earlier terminated in accordance with the terms of the merger agreement.

           As of November 30, 1998, Monsanto and the Antitrust Division of the U.S. Department of Justice have concluded extensive discussions regarding Monsanto's proposed acquisition of DEKALB Genetics Corporation. Monsanto officials believe they have resolved all issues raised by the Division, and, as a result, intend to close the tender offer for the outstanding shares of DEKALB Class A and Class B Common Stock, in accordance with the terms previously announced.

           Monsanto's tender offer for all the outstanding shares of Class A and Class B Common Stock of DEKALB at a purchase price of $100 in cash per share expires at 5 p.m. ET, on Monday, November 30, 1998, unless extended.

          ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE
          _________________________________________________________________

                None.


                                      PART III

          ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ___________________________________________________________


          Set forth below is the name, age and principal occupation of each director of the Company for the past five years.

        CAPTION

              Name and Principal Occupation        Age     Director Since


          Dr. Charles J. Arntzen................    57     August 1, 1990

               Dr. Arntzen is President and
               Chief Executive Officer of the
               Boyce Thompson Institute for
               Plant Research, Inc.  He was
               Manager, Plant Biotechnology
               Program, Institute of Biosciences
               and Technology of Texas A & M
               University until he assumed his
               present position in August 1995.
               He also serves on the University
               of Chicago's Board of Governors
               for the Argonne National
               Laboratory. Dr. Arntzen is
               Chairman of the Audit Committee.

          Allan Aves............................    67    August 29, 1988

               Mr. Aves is a farmer and is a
               director of the Illinois Farm
               Bureau, the former President and
               a director of the DeKalb County
               Farm Bureau and the former
               President and Chairman of the
               Board of the American Soybean
               Association.  He is a member of
               the Audit Committee.

          Bruce P. Bickner......................    55     June 15, 1988

               Mr. Bickner is Chairman and Chief
               Executive Officer of the Company.
               He is a director of Castle
               BancGroup, Inc. and NICOR Inc.
               Mr. Bickner is a member of the
               Executive Committee.

          Dr. Robert T. Fraley..................    45     April 16, 1996

               Dr. Fraley is Co-President, Ag
               Sector of Monsanto, one of five
               sectors of Monsanto specializing
               in Life Sciences.  Until he
               assumed his present position in
               March 1997, he was President of
               Ceregen, a unit of Monsanto
               Company that develops chemical,
               biotechnology and seed products
               for agriculture.  He was Group
               Vice President and General
               Manager of the New Products





               Division of Monsanto Company
               until January 1995.  Dr. Fraley
               is a member of the Executive
               Committee.

          Tod R. Hamachek.......................    52

               Mr. Hamachek is Chairman and                                                            June 1, 1992
               Chief Executive Officer of
               Penwest Pharmaceuticals Co., a
               pharmaceutical company
               specializing in the development
               and distribution of drug delivery
               systems and inactive ingredients
               used to manufacture oral dose
               pharmaceutical tablets.  He was
               President and Chief Executive
               Officer of PENFORD Corporation
               until he assumed his present
               position in September 1998.  He
               is a director of PENFORD
               Corporation, Northwest Natural
               Gas Company and The Seattle Times
               Company.  Mr. Hamachek is a
               member of the Compensation
               Committee.
          Paul H.                                   62    October 13, 1992
          Hatfield..............................

               Mr. Hatfield is Chairman of
               Hatfield Capital Group, a private
               investment company.  He was
               Chairman, President and Chief
               Executive Officer of Petrolite
               Corporation from November 1995
               until July 1997.  He was Chairman
               of Hatfield Capital Group from
               February 1995 until November
               1995.  He was Vice-President of
               Ralston Purina Company and
               President and Chief Executive
               Officer of Protein Technologies
               International until February
               1995.  He is a director of
               PENFORD Corporation and Solutia
               Inc.  Mr, Hatfield is a member of
               the Audit Committee.

          Virginia Roberts Holt.................    43    January 16, 1996

               Mrs. Holt was President of
               Charles A. Lowe & Associates, an
               audiology practice, until May
               1997.

          Douglas C. Roberts....................    46    August 29, 1988






               Mr. Roberts is a Private
               Investor.  He held the position
               of Vice President, Strategic
               Projects of the Company from May
               1998 until July 1998 when he
               retired from the Company.  He was
               Vice President, Marketing of the
               Company from February until May
               1998.  He held the position of
               Director, U.S. Business Units of
               the Company's seed division until
               February 1995.  Mr. Roberts is a
               member of the Executive
               Committee.

          John T.Roberts........................    40      July 1, 1993

               Mr. Roberts is a Private
               Investor.  He was Chief Financial
               Officer and Treasurer of Quest
               Environmental Resources
               Corporation until July 1997.  Mr.
               Roberts is a member of the
               Compensation Committee.

          Richard O. Ryan......................     56     June 15, 1988

               Mr. Ryan is President and Chief
               Operating Officer of the Company.
               Mr. Ryan is a member of the
               Executive Committee.

          H. Blair White.......................     71    August 29, 1988

               Mr. White is Of Counsel to Sidley
               & Austin, a law firm that
               provides legal services to the
               Company. Mr. White is Chairman of
               the Compensation Committee and of
               the Executive Committee.

          William M.                                41    January 13, 1997
          Ziegler..............................

               Mr. Ziegler is Special Projects
               Director in the Ag Sector of
               Monsanto.  He was Special
               Projects Director of Ceregen, a
               unit of Monsanto that develops
               chemical, biotechnology and seed
               products for agriculture until he
               assumed his present position in
               March 1997.  He was Business
               Director, Corn and Soybeans of
               Ceregen until November 1996.





          /TABLE

          The Merger Agreement provides that, promptly after the Purchaser purchases Shares pursuant to the Offer, the Purchaser will be entitled to designate up to such number of directors for the Company, rounded up to the next highest whole number, as will make the percentage of the Company's directors so designated by the Purchaser (the `Monsanto Designees') equal to the aggregate voting power of the shares of Class A Common Stock held by Monsanto or any of its subsidiaries. The name, age and principal occupation of each of the individuals that Monsanto may select to be the Monsanto Designees has been previously mailed to all stockholders of the Company and filed by the Company with the Commission.

          The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Corporate officers are elected annually by the Board of Directors.

                                                                     Age


          Bruce P. Bickner...........................................55
          Mr. Bickner is Chairman and Chief Executive Officer of the Company. He is a director of Castle BancGroup, Inc. and NICOR, Inc.

          Richard T. Crowder.........................................59
          Mr. Crowder is Senior Vice President, International of the Company. He was Executive Vice President and General
          Manager of Armour Swift Eckridge from July, 1992 until
          October, 1994 when he assumed his present position.

          Janis M. Felver............................................51
          Ms. Felver is Vice President and Chief Accounting Officer of the Company. She was Controller and Chief Accounting
          Officer until she assumed her present postion in January 1997. She was Assistant Controller of the Company until January 1995.

          Catherine J. Mackey........................................43
          Ms. Mackey is Vice President, Research of the Company. She served as Director, Discovery Research of the Company until September 1995.

          John H. Pfund..............................................51
          Mr. Pfund is Vice President, Research of the Company. He was Research Director of the Company until he assumed his present position in September 1995. He was Associate Director of Research of the Company until November 1994.

          Richard O. Ryan............................................56
          Mr. Ryan is President and Chief Operating Officer of the
          Company.





          John H. Witmer, Jr.........................................58
          Mr. Witmer is Senior Vice President, General Counsel and Secretary of the Company.

          Each officer of DEKALB has been elected to serve as such until the next annual election of officers of DEKALB or until his or her successor is elected.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Directors and officers of the Company and persons having 10 percent or more beneficial ownership of the Company's stock are required under Section 16 of the Securities Exchange Act of 1934 to report to the Commission their transactions in, and beneficial ownership of, the Company's Class A Common Stock, Class B Common Stock and other equity securities of the Company. Reports received by the Company during the last fiscal year indicate that Monsanto, an owner of at least 10 percent of the Company's stock, filed one late report relating to one transaction.













ITEM: 11  EXECUTIVE COMPENSATION

                   EXECUTIVE COMPENSATION
                 SUMMARY COMPENSATION TABLE

The following table sets forth current and long-term compensation for each of the last three fiscal years of the Chief Executive Officer and each of the other executive officers whose salary and bonus for the fiscal year 1998 exceeded the disclosure threshold established by the Commission (collectively, the `Named Executive Officers'):


                                                                                      Long Term
                                                        Annual Compensation          Compensation
                                                   ____________________________  ____________________
                                                                                                        <c
                    Name and                                              Other     Awards     Payouts
                  Principal Position                                      Annual
                  at August 31, 1998                                     Compen-   Number of               All Other
                                                                                  Securities   Perfor-   Compensation
                                             Year    Salary      Bonus    sation  Underlying    mance
                                                                                  Options(2)    Unit     (3)
                                                                           (1)                 Payouts



                  Bruce P. Bickner. . . . .  1998   $349,231   $ 67,865  $21,170    32,000     $     0   $43,439
                  Chairman and Chief         1997    328,654    341,250   17,448    30,000      93,800    65,160
                    Executive Officer        1996    294,231    379,688   11,140    28,200           0    52,346

                  Richard O. Ryan .  . . .   1998   $264,423   $ 42,750  $11,510    25,000     $     0   $26,089
                  President and Chief        1997    249,616    226,875   14,547    18,800      56,000    43,101
                    Operating Officer        1996    239,423    276,094    6,836    48,000           0    31,103

                  Richard T. Crowder  .. .   1998   $249,039   $202,500  $ 9,770    18,000     $     0   $26,545
                  Senior Vice President,     1997    224,615    192,500   10,120    13,600      17,500    34,869
                    International.           1996    214,635    136,000        0    42,000           0    25,253

                  John H. Witmer, Jr. . . .  1998   $170,000    $20,000   $9,055     7,000    $      0   $13,371
                  Senior Vice President      1997    169,809     78,375    5,200     6,000      23,800    20,621
                    & General Counsel        1996    164,080     77,125    1,235     6,000           0    15,992

                  Catherine J. Mackey . . .  1998   $158,269    $40,313  $10,670    12,000    $      0   $10,819
                  Vice President, Research   1997    139,616     54,375   11,041     8,000      15,400       170
                                             1996    129,127     65,000        0    18,600           0    12,716


          (1)  Other Annual Compensation for fiscal 1998 arose from the following sources:  Taxable income for executive car participants (Mr. Bickner - $1,671, Mr. Ryan - $7,562, Mr.
               Crowder - $8,270, Ms. Mackey - $6,495); Personal use of company airplane (Mr.
               Bickner - $11,931, Mr. Ryan - $1,048, Mr. Witmer - $3,705); Financial Planning (Mr.
               Bickner - $4,800, Mr. Ryan - $2,900, Mr. Crowder - $1,500, Mr. Witmer - $5,350, Ms.
               Mackey - $4,175); and reimbursement to Mr. Bickner for income taxes related to benefit plan of $2,768.

          (2)  No restricted stock or stock appreciation rights (SARs) were awarded to the Named
                    Executive Officers during fiscal 1996, 1997 or 1998.


          (3)  All Other Compensation for fiscal 1998 arose from the following sources:  Company contributions to the Company's Deferred Compensation Plan (Mr. Bickner -
                    $26,501, Mr. Ryan - $16,565, Mr. Crowder - $14,149, Mr. Witmer - $4,419 and Ms.
                    Mackey - $2,632); Company contributions to the Company's Savings and Investment
                    Plan (Mr. Bickner - $8,000, Mr. Ryan - $8,000, Mr. Crowder - $8,000, Mr. Witmer
                    - $8,000 and Ms. Mackey - $8,000); and reimbursement for life insurance premiums (Mr. Bickner - $8,938, Mr. Ryan - $1,524, Mr. Crowder - $1,396, Mr.
                    Witmer - $952 and Ms. Mackey - $187); and Company payment to Mr. Crowder of
                    $3,000 for spouse international travel benefit.


                        STOCK OPTION DURING 1998 FISCAL YEAR

          The following table sets forth the number of shares of Class A Common Stock that were granted subject to options during fiscal 1998 to each Named Executive Officer receiving such a grant:

          CAPTION






                          Individual Grants

                                     Percentage
                                         of
                        Number of       Total    Exerci
                       Securities      Shares       se    Expiratio    Grant
                       Underlying    Granted to   Price       n        Date
                         Options      Employees    Per
             Name      Granted(1)     in Fiscal   Share      Date     Present

                                        1998                           Value

                                                                      (2)(3)


          Bruce P.       32,000         14.1%     $26.69   01/20/08  $547,520
          Bickner

          Richard        25,000         11.0%     $26.69   01/20/08  $427,750
          O. Ryan

          Richard        18,000          7.9%     $26.69   01/20/08  $307,980
          T.
          Crowder

          John H.         7,000          3.1%     $26.69   01/20/08  $119,770
          Witmer,
          Jr.

          Catherine      12,000          5.3%     $26.69   01/20/08  $205,320
          J. Mackey





          (1) These options to purchase Class A Common Stock of the Company were granted under the Company's Long-Term Incentive Plan (LTIP) at an exercise price of 100 percent of fair market value on the date of grant. The options are exercisable over a period of not more than ten years from the date of grant. The stock option grants were made effective January 20, 1998. Vesting is over a three-year period from the date of grant, with one-third of the options vesting on January 20, 1999, one-third vesting on January 20, 2000, and the final one-third vesting on January 20, 2001.

          (2) Grant date present value is based on a Black-Scholes option pricing model adapted for use in valuing executive stock options. In calculating the grant present values set forth in the table, a factor of 40% has been assigned to the volatility of the common stock, the annual dividend assumption is $0.14 per share, the interest rate has been fixed at 8.00% and the exercise of options has been assumed to occur at the end of the actual option term of ten years. There is no assurance that these assumptions will prove to be true in the future. Consequently, the actual value, if any, an executive may realize will depend on the common stock price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

          (3) Upon the consummation of the Offer, any options then outstanding will be cancelled in consideration for a cash payment from the Company for each such option equal to (i) the product of (a) the number of Shares subject or related to such option and (b) the excess, if any, of the Offer Price over the per Share exercise price of such option, minus (ii) all applicable federal, state, and local withholding taxes. See `Employment and Severance Agreements with Certain Executive Officers - Stock Options.'

          AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND FISCAL 1998
          YEAR-END
                                    OPTION VALUES

          The following table sets forth the number of shares of Class A and Class B Common Stock that were purchased pursuant to options exercised, and the number and value of shares subject to unexercised options at August 31, 1998, for each of the Named Executive Officers:

          CAPTION





                                             Number of Securities        Value of Unexercised
                                            Underlying Unexercised           In-the-Money
                       Shares                  Options Held at                Options at
                      Acquired   Value        August 31, 1998(1)          August 31, 1998(2)
             Name        on     Realized  Exercisable  Unexercisable  Exercisable  Unexercisable

                      Exercise    (2)

          Bruce P.      -0-       -0-       351,294       61,406      $29,178,357    $3,780,150
          Bickner

          Richard       -0-       -0-       200,364       53,436      $16,431,390    $3,451,930
          O. Ryan

          Richard       -0-       -0-        62,628       40,972       $4,914,098    $2,680,752
          T.
          Crowder

          John H.       -0-       -0-       120,600       13,000      $10,078,519    $  801,330
          Witmer,
          Jr.

          Catherine     -0-       -0-        41,502       23,498      $ 3,286,527    $1,503,183
          J. Mackey






          (1) No employee of the Company holds any SARs relating to Class A or Class B Common Stock.

          (2) Market value of underlying securities at exercise or year-end, minus the exercise price. Market value is based on the $86.63 per share closing price on the New York Stock
               Exchange of the Class B Common Stock on August 31, 1998.






              ESTIMATED ANNUAL RETIREMENT BENEFITS FOR YEARS OF SERVICE

          The following table sets forth the estimated annual retirement benefits payable upon retirement pursuant to the Company's retirement plans for the indicated levels of remuneration and years of service for each Named Executive Officer:

                                  Years of Service




            FINAL
           AVERAGE
          COMPENSAT         5        10          15        20
             ION
           $150,000      $22,500    $45,000   $67,500    $90,000
           $175,000 $    $26,250    $52,500   $78,750   $105,000
           $200,000      $30,000    $60,000   $90,000   $120,000
           $225,000      $33,750    $67,500  $101,250   $135,000
           $250,000      $37,500    $75,000  $112,500   $150,000
           $275,000      $41,250    $82,500  $123,750   $165,000
           $300,000      $45,000    $90,000  $135,000   $180,000
           $325,000      $48,750    $97,500  $146,250   $195,000
           $350,000      $52,500   $105,000  $157,500   $210,000
           $375,000      $56,250   $112,500  $168,750   $225,000
           $400,000      $60,000   $120,000  $180,000   $240,000
           $425,000      $63,750   $127,500  $191,250   $255,000
           $450,000      $67,500   $135,000  $202,500   $270,000
           $475,000      $71,250   $142,500  $213,750   $285,000
           $500,000      $75,000   $150,000  $225,000   $300,000
           $525,000      $78,750   $157,500  $236,250   $315,000
           $550,000      $82,500   $165,000  $247,500   $330,000
           $575,000      $86,250   $172,500  $258,750   $345,000
           $600,000      $90,000   $180,000  $270,000   $360,000
           $625,000      $93,750   $187,500  $281,250   $375,000
           $650,000      $97,500   $195,000  $292,500   $390,000
           $675,000     $101,250   $202,500  $303,750   $405,000
           $700,000     $105,000   $210,000  $315,000   $420,000
           $725,000     $108,750   $217,500  $326,250   $435,000
           $750,000     $112,500   $225,000  $337,500   $450,000



               The credited years of service for each of the following Named Executive Officers is:

                    Bruce P. Bickner         20
                    Richard O. Ryan          16
                    John H. Witmer, Jr.      17
                    Catherine J. Mackey      12

          The benefits are calculated by determining the average annualized earnings (i.e., salary and bonus) of the applicable 36 months and multiplying this by the number of years of service (up to a maximum of 20 years) times three percent. These benefits will be reduced by social security benefits, the benefit from the regular match of the defined contribution plan (starting on the date the defined benefit plan for executives was modified), qualified pension plan benefits and benefits from a profit sharing plan previously provided by the Company. The benefit table assumes that the participant will retire at age 65. If the participant retires at an earlier age, the benefit will be reduced by five percent for every year retirement takes place before age 65.

          Mr. Crowder is not eligible for the above retirement benefit.
          The Company has guaranteed that his annual retirement benefit starting at age 65 (from Social Security, the Company's qualified retirement plans (excluding the Company's 401(k) plan as it was in effect in September 1994) and the Company's non-qualified retirement plans) will equal or exceed an amount equal to two percent times his years of service times his average annual compensation during his last thirty-six months of employment. At August 31, 1998, Mr. Crowder's years of credited service were three.


          EMPLOYMENT AND SEVERANCE AGREEMENTS WITH CERTAIN EXECUTIVE
          OFFICERS

          The Company has entered into written employment agreements with all of the Named Executive Officers. Each employment agreement provides for a one-year term and is subject to successive one-year extensions unless notice of termination is given. The employment agreements provide for the following base salaries for fiscal 1999 to be paid to the executive officers: Mr. Bickner ($350,000), Mr. Ryan ($297,000), Mr. Crowder ($275,000), Mr.
          Witmer ($170,000), and Ms. Mackey ($172,000). Those executive officers will have Company performance-related bonus opportunities which have been set for a target bonus of $350,000; $233,000; $150,000; $93,000; and $78,000 respectively, which could be exceeded if performance merits. Each employment agreement provides that if the executive officer is terminated prior to the expiration of the term of the agreement, such executive officer will also be entitled to termination pay equal to 24 months' base salary and target bonus in the case of Messrs. Bickner, Ryan, and Crowder, 27 months' base salary and target bonus in the case of Ms. Mackey, 12 months' base salary and target bonus in the case of Mr. Witmer. Each employment agreement also specifically states that the officer wil be entitled to receive Gross-Up Payments (as defined below) in respect of Excise Taxes (as defined below). For a description of Excise Taxes and the Company's policy with respect to Gross-Up Payments generally, see `Parachute Payment Reimbursement Policy' below. Messrs. Bickner, Ryan, Crowder, and Ms. Mackey are subject to noncompetition limitations for periods of time equaling the length of their termination pay and are also subject to nonsolicitation limitations for a period of three years following their termination

          Pursuant to the Merger Agreement, Monsanto has agreed to honor, or cause to be honored by the Company and its Subsidiaries, all employment agreements with the persons who are directors, officers and employees of the Company and its subsidiaries.

          Severance Pay Plan. On May 5, 1998, the Board of Directors approved the DEKALB Genetics Corporation Severance Pay Plan, which provides severance benefits for each employee, including each executive officer, of the Company and its subsidiaries (excluding seasonal and temporary employees and employees of foreign subsidiaries of the Company) whose employment is





          terminated by the Company without `cause' (as such term is defined in the Merger Agreement) after the consummation of the Offer. For employees of the Company who have five or more years of service with the Company, including all but one of its executive officers, such benefits include a lump sum cash payment equal to two weeks of `weekly compensation' (defined in such plan to include base salary and target bonus) for each year of service, but not more than 52, nor less than 20, weeks of weekly compensation (not less than 26 weeks in the case of employees with the title of president or vice president). For employees with fewer than five years of service, including one executive officer, such benefits include a lump sum cash payment equal to 16 weeks of weekly compensation (26 weeks in the case of employees with titles of president or vice president). Each of the Named Executive Officers has a title of president or vice president. In addition to such lump sum cash payment, each covered employee would be entitled to four weeks notice prior to any such termination of employment and to receive outplacement services commensurate with such employee's position. Such plan also provides that it may not be amended for a period of 12 months following consummation of the Offer.

          Parachute Payment Reimbursement Policy. On May 5, 1998, the Board of Directors approved the DEKALB Genetics Corporation Policy and Procedure Regarding Reimbursement of Employees for Parachute Payment Taxes and Expenses. Such policy and procedure provides that in the event it is determined that any payment or distribution by, or any other amount resulting from, compensation, benefits or any other remuneration provided by, the Company, the surviving corporation in the Merger or any of their subsidiaries to or for the benefit of any employee or former employee of the Company or any of its subsidiaries (which would include any person employed immediately before the consummation of the Offer) (a `Payment') is or will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the `Code'), or any interest or penalties or expenses (including any attorneys fees or other professional expenses incurred in challenging the application of any such tax) are incurred by such person with respect to such excise tax (such excise tax, together with any such interest and penalties and expenses, are hereinafter collectively referred to as the `Excise Tax'), then such person shall be entitled to receive from the Company or the surviving corporation in the Merger, an additional payment (a `Gross-Up Payment') in an amount such that after payment by such person of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, such person retains an amount of the Gross-Up Payment equal to the expenses and the Excise Tax imposed upon the Payments.

          Special Contribution to Certain Retirement Plans. On May 5, 1998, the Board of Directors approved amendments to the DEKALB Genetics Corporation Savings and Investment Plan (the `401(k) Plan') and to the DEKALB Genetics Corporation Deferred Compensation Plan (the `Deferred Compensation Plan'). The effect of such amendments, among other things, is that the Company will make a special credit to the account of each employee of the Company, including each of its executive officers, who is eligible to participate in the 401(k) Plan on the date of the consummation of the Offer and on the date which is 120 days following the consummation of the Offer or whose employment is terminated by the Company without `cause' (as defined in the Merger Agreement) during such 120-day period. Each credit will be made to the employee's 401(k) Plan account to the extent permitted by the 401(k) Plan and applicable regulations and to the extent not permitted thereby will, in the case of certain management and highly compensated employees, be made to the Deferred Compensation Plan. The amount of each credit will be equal to two percent of the employee's `compensation' (defined in the 401(k) Plan to include, among other things, base salary and bonus) for the plan year in which such 120-day anniversary of the consummation of the Offer or such earlier termination occurs and, to the extent that such employee was not employed by the Company for such entire plan year, such credit will be equal to two percent of the compensation that the employee would have earned had such employee been employed by the Company for such entire plan year, subject, in the case of the 401(k) Plan, to the terms thereof and applicable regulations. Such credits to the 401(k) Plan will be accompanied by Company contributions of like amounts.

          Stock Options.  The Long-Term Incentive Plan Administrative
          Committee of the Board of Directors has taken action in accordance with the terms of the DEKALB Genetics Corporation Long-Term Incentive Plan to accelerate the exercisability of options granted thereunder which are not yet exercisable, including options granted to executive officers of the Company,





          so that all such options will be exercisable immediately prior to the consummation of the Offer. In addition, the Board of Directors has taken action to provide that, upon consummation of the Offer, all unexercised options granted under such plan and all unexercised options granted to directors under the DEKALB Genetics Corporation Director Stock Option Plan, including options granted to directors thereunder which are unexercisable at that time, will be cancelled in consideration for a cash payment from the Company for each such option equal to (i) the product of (a) the number of Shares subject or related to such option and (b) the excess of the Offer Price over the per Share exercise price of such option, minus (ii) all applicable federal, state and local withholding taxes.

          Vesting of Benefits. On May 5, 1998, the Board of Directors approved amendments to the DEKALB Genetics Corporation Pension Plan (the `Pension Plan'), the DEKALB Genetics Corporation Executive Retirement Plan (the `Executive Retirement Plan'), the 401(k) Plan and the Deferred Compensation Plan which provide, among other things, that the employees, including the executive officers, of the Company participating in such plans will become fully vested in their benefits thereunder. Such vesting will occur under the Pension Plan, the Executive Retirement Plan and the Deferred Compensation Plan upon the consummation of the Offer and under the 401(k) Plan on the date which is 120 days thereafter, provided that the participant is then employed or the employment of such participant has been terminated without cause after the consummation of the Offer and prior to the date which is 120 days thereafter. In addition, the amendment to the Executive Retirement Plan deleted a provision thereof requiring the forfeiture of a participant's benefits upon the termination of such participant's employment by the Company for cause.

          Retiree Health Benefits. On May 5, 1998, the Board of Directors approved the DEKALB Genetics Corporation Retiree Health Care Plan (the `Retiree Health Care Plan') which guarantees that medical benefits provided by the Company, together with those provided by the health care plan operated by the Employees' Mutual Welfare

          Association (the `EMWA Plan'), to former or current employees who are, or within the 12-month period following the consummation of the Offer become, eligible to receive such benefits under the EMWA Plan as retirees (including those who would be eligible but for not having terminated employment), and to certain other current and former employees of the Company, including in each case executive officers of the Company, and the dependents of such former and current employees, will continue to be provided at least generally at the same level of benefits as provided by the EMWA Plan as of the date of adoption of the Retiree Health Care Plan.

                              COMPENSATION OF DIRECTORS

          Director who are not employees of the Company or nominees of Monsanto pursuant to the Invesment Agreement, dated as of January 31, 1996, by and between Monsanto and the Company (the `Investment Agreement'), are paid $14,000 annually, plus $1,000 per day for attending meetings at the request of the Board of Directors, meetings of committees fo the Board of Directors, or other meetings at the request of the Company, plus expenses for attending such meetings. An additional fee of $1,000 annually is paid to each of the Chairmen of the Eecutive, Audit and Compensation Committees. Monsanto Designees will not be compensated for services as directors of the Company but will be entitled to reimbursement of their expenses.

          Pursuant to the DEKALB Genetics Corporation Director Stock Option Plan (the `Director Plan'), directors who are not officers or employees of the Company or nominees of Monsanto may elect to receive options to purchase shares of Class A Common Stock of the Company in lieu of cash compensation (`Director Options'). The number of shares of Class A Common Stock subject to each Director Option shall be equal to the nearest number of whole shares determined by dividing the amount of the Annual Retainer and Meeting Fees by 25 percent of the Fair Market Value (as defined below) of a share of Class A Common Stock on the date of the annual meeting of stockholders of the Company. For purposes of the Director Plan, the `Annual Retainer' is equal to the amount the director will be entitled to receive for serving as a director in the relevant year and the 'Meeting Fees' are equal to the amounts the director will be entitled to receive for attendance at all regularly scheduled meetings of the Board of Directors or any committee of the Board of Directors of which he is a member in the relevant year. If a director does not attend such a Board of Directors or committee meeting (including non-attendance because any meeting was not held), the director will forfeit that portion of the Director Options related to the Meeting Fees for that meeting. The per share exercise price of the Class A Common Stock subject to each Director Option will be 75 percent of the Fair Market Value of a share of Class A Common Stock on the date prior to the date such Director Option was granted. Under the Director Plan, the `Fair Market Value' of a





          share of Class A Common Stock is the last price per share at which a share of the Company's Class B Common Stock is sold in the regular way on the New York Stock Exchange on the day prior to the day each Director Option is granted, or, in the absence of any reported sales on such day, the first preceding day on which there were such sales.

             COMPENSATION COMMITTEE INTELOCKS AND INSIDER PARTICIPATION


          H. Blair White, a director of the Company, is Of Counsel to the law firm of Sidley & Austin. Sidley & Austin provided legal services to the Company during the past year.



          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

                         SECURITY OWNERSHIP OF MANAGEMENT
          The following table sets forth as of October 30, 1998 the beneficial ownership of the Class A and Class B Common Stock of the Company (including shares as to which a right to acquire ownership exists (e.g., through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934) of each director and director nominee, each Named Executive Officer (as defined below) and all directors and executive officers as a group.



                                       Number of Shares of Common Stock Owned
                                     Beneficially and Percentages of Each Class
                                         Outstanding on October 30, 1998 (1)



                                        Class A           %      Class B     %


          Dr. Charles J. Arntzen(2)         38,985        0.854        -       -
          Allan Aves(3)                     82,877        1.799        -       -
          Bruce P. Bickner(4)              365,088        7.486        -       -
          Richard T. Crowder(5)             62,533        1.363        -       -
          Dr. Robert T. Fraley(17)               -            -        -       -
          Tod R. Hamachek(6)                49,654        1.085        -       -
          Paul H. Hatfield(7)               65,018        1.416        -       -
          Virginia Roberts               2,753,369         (16)   65,020   0.216
          Holt(8)(9)(17)
          Catherine J. Mackey (10)          41,467        0.908        -       -
          Douglas C.                     2,753,369         (16)   71,870   0.239
          Roberts(9)(11)(17)
          John T.                        2,753,369         (16)   57,446   0.191
          Roberts(9)(12)(17)
          Richard O. Ryan(13)              209,386        4.431   25,100   0.083
          H. Blair White                    61,942        1.369        -       -
          John H. Witmer, Jr.(14)          123,600        2.660        -       -
          William M. Ziegler(17)                 -            -        -       -
           All of the above and all
           other executive officers
           as a group    (17         3,769,604(16)   66.566(16)  219,736   0.730
           persons)(15)





          (1) The Securities and Exchange Commission defines the beneficial owner of a security as including any person who has sole or shared voting or investment power with respect to such security. Unless otherwise noted, the named individual has sole voting and investment power with respect to the shares of Class A (voting) Common Stock and sole investment power with respect to the shares of Class B (non-voting) Common Stock listed.

          (2) 39,258 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (3) Includes 81,977 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (4) Includes 351,300 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998. 79,300 of such shares subject to options are held in a family limited partnership in which Mr. Bickner is the general partner and 13,988 shares of Class A Common Stock are held in the Bickner Family Foundation in which Mr. Bickner is the president.

          (5) 62,533 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (6) 49,654 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (7) 65,018 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (8) The number of shares of Class A Common Stock reported represents (i) 2,671,650 shares of Class A Common Stock held pursuant to a Voting Trust Agreement of which Virginia Roberts Holt is a Voting

               Trustee, plus (ii) 81,719 shares of Class A Common Stock subject to options granted to Virginia Roberts Holt, Douglas
               C. Roberts or John T. Roberts which may be acquired on or prior to December 29, 1998 (12,950 of which shares relate to options granted to Virginia Roberts Holt). All of such shares are also reported in this table as being beneficially owned by Douglas C. Roberts and John T. Roberts. Of the 2,671,650 shares of Class A Common Stock held pursuant to the Voting Trust Agreement, 860,216 shares are represented by a Trust Certificate held by Virginia Roberts Holt. Included are 443,184 shares of Class A Common Stock which (together with 52,760 shares of Class B Common Stock) are held in trusts for the benefit of the children of Virginia Roberts Holt of which she or her spouse is the trustee. The provisions of such Voting Trust Agreement and related agreements are described under `Certain Shareholder Agreements' under Item 13. The shares of Class B Common Stock listed above include 7,570 shares of Class B Common Stock held by her spouse.

          (9) Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt are brothers and sister.

          (10) 41,467 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (11) The number of shares of Class A Common Stock reported represents (i) 2,671,650 shares of Class A Common Stock held pursuant to a Voting Trust Agreement of which Douglas C. Roberts is a Voting Trustee, plus (ii) 81,719 shares of Class A Common Stock subject to options granted to Virginia Roberts Holt, Douglas C. Roberts or John T. Roberts which may be acquired on or prior to December 29, 1998 (23,933 of which shares relate to options granted to Douglas C. Roberts). All of such shares are also reported in this table as being beneficially owned by Virginia Roberts Holt and John T. Roberts. Of the 2,671,650 shares of Class A Common Stock held pursuant to the Voting Trust Agreement, 836,322 shares are represented by a Trust Certificate held by Douglas C. Roberts. Included are 135,708 shares of Class A Common Stock which (together with 19,902 shares of Class B Common Stock) are held in trusts for the benefit of the children of Douglas C. Roberts of which he or his spouse is the trustee. The provisions of such Voting Trust Agreement and related agreements are described under `Certain Shareholder Agreements' under Item 13. The shares of Class B Common Stock listed above include 3,370 shares of Class B Common Stock held by his spouse.

          (12) The number of shares of Class A Common Stock reported represents (i) 2,671,650 shares of Class A Common Stock held pursuant to a Voting Trust Agreement of which John T.
               Roberts is a Voting Trustee, plus (ii) 81,719 shares of





               Class A Common Stock subject to options granted to Virginia Roberts Holt, Douglas C. Roberts or John T. Roberts which may be acquired on or prior to December 29, 1998 (44,836 of which shares relate to options granted to John T. Roberts). All of such shares are also reported in this table as being beneficially owned by Virginia Roberts Holt and Douglas C. Roberts. Of the 2,671,650 shares of Class A Common Stock held pursuant to the Voting Trust Agreement, 846,678 shares are represented by a Trust Certificate held by John T. Roberts. Included are 312,194 shares of Class A Common Stock which (together with 42,306 shares of Class B Common Stock) are held in trusts for the benefit of the children of John T. Roberts of which he or his spouse is the trustee. The provisions of such Voting Trust Agreement and related agreements are described under `Certain Shareholder Agreements' under Item 13. The shares of Class B Common Stock listed above include 7,570 shares of Class B Common Stock held by his spouse.

          (13) Includes 200,267 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998. 7,200 shares of Class A Common Stock and 25,100 shares of Class B Common Stock are held in the S. Orville Ryan Family Foundation of which Mr. Ryan is the President.

          (14) Includes 120,600 shares of Class A Common Stock subject to options which may be acquired on or prior to December 29, 1998.

          (15) Includes 1,137,639 shares of Class A Common Stock subject to options which may be acquired on or before December 29, 1998.

          (16) As shown in footnotes 8, 11 and 12 and as described under `Certain Shareholder Agreements' under Item 13, Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt share voting power with respect to 2,671,650 shares of Class A Common Stock. Accordingly, such shares (which represent 59.038% of the outstanding shares of Class A Common Stock on October 30, 1998) are accounted for in this table at three different places. So that the actual impact of their ownership can be better understood, such multiple counting has been eliminated in the total number reported as beneficially owned by all directors and executive officers. The dispositive power and economic benefits of each of them with respect to such shares, as a percent of the total outstanding shares of Class A Common Stock, is Douglas C. Roberts (18.910%), John T. Roberts (19.507%) and Virginia Roberts Holt (19.240%).

          (17) Mssrs. Fraley and Ziegler are employees of Monsanto. By virtue of the 1998 Stockholders Agreement described under `Certain Shareholder Agreements: under Item 13, Monsanto may be deemed to be the beneficial owner of 2,671,650 shares of the Class A Common Stock beneficially owned by Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt. Monsanto disclaims beneficial ownership of any shares of Class A Common Stock beneficially owned by Douglas C. Roberts, John
               T. Roberts and Virginia Roberts Holt relating to options to purchase such shares. For purposes of this filing, Mssrs. Fraley and Ziegler expressly disclaim beneficial ownership of any shares of Class A Common Stock beneficially owned by Monsanto.

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth as of October 30, 1998 the beneficial ownership of the Company's Class A Common Stock of each person known by the Company to own beneficially more than five percent of such class of securities and the percentage of all shares of Class A Common Stock that such number of shares represents:

          CAPTION





                                                         Percentage of
                                                          Outstanding
                                                           Shares of
                                         Shares Owned       Class A
                Name and Address         Beneficially    Common Stock

                                              (1)

          John T. Roberts
          Virginia Roberts Holt
          Douglas C. Roberts
          Charles C. Roberts
          Mary R. Roberts
             c/o Douglas C. Roberts      2,753,369(2)       59.764%
                 P.O. Box 218
                 Sycamore, IL  60178

          Monsanto Corporation (3)          485,442         10.727%
               800 North Lindbergh
               Blvd.
               St. Louis, Missouri
               63167

          Bruce P. Bickner (4)              365,088         7.486%
               11702 Deerpath Road
               Sycamore, Illinois 60178







          (1) The Securities and Exchange Commission defines the beneficial owner of a security as including any person who has sole or shared voting or investment power with respect to such security.

          (2) Charles C. Roberts and Mary R. Roberts are husband and wife and are the father and mother of John T. Roberts, Virginia Roberts Holt and Douglas C. Roberts. The shares reported represent shares held pursuant to a Voting Trust Agreement of which each of them is a Voting Trustee, plus shares subject to options held by them, which shares may be acquired on or prior to December 29, 1998. See Notes 8, 11 and 12 under `SECURITY OWNERSHIP OF MANAGEMENT.' The provisions of such Voting Trust Agreement and related agreements are described under `Certain Shareholder Agreements.'

          (3) By virtue of the 1998 Stockholders Agreement described under `Certain Shareholder Agreements' under Item 13, Monsanto may be deemed to be the beneficial owner of 2,671,650 shares of Class A Common Stock beneficially owned by Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt. Without considering such shares, Monsanto beneficially owns 485,442 shares of Class A Common Stock representing 10.727% of the shares of Class A Common Stock outstanding as of October 30, 1998. Monsanto disclaims beneficial ownership of any shares of Class A Common Stock beneficially owned by Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt relating to options to purchase such shares. The provisions of the 1998 Stockholders Agreement are described in `Certain Shareholder Agreements' under Item 13

          (4)  See Note 4 under `SECURITY OWNERSHIP OF MANAGEMENT.'

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                                CERTAIN TRANSACTIONS

          On May 8, 1998, the Company entered into the Merger Agreement with Monsanto and the Purchaser, pursuant to which, among other things, the Purchaser commenced the Offer to acquire all of the Class A Common Stock and all of the Class B Common Stock of the Company for the Offer Price per Share. The Merger Agreement further provides that following the consummation of the Offer and the satisfaction or waiver of certain conditions, the Purchaser will be merged with and into the Company with the Company continuing as the surviving corporation. As of the effective time of the Merger each issued and outstanding Share (other than Shares owned by the Company, Monsanto, the Purchaser or their respective subsidiaries, which Shares will be canceled and other than Shares, if any, held by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law), will, by virtue of the Merger and without any action by the holder thereof, be converted into the right to receive from the surviving corporation in cash the price per Share paid in the Offer.

          On January 31, 1996, the Company entered into a series of agreements with Monsanto, including an Investment Agreement and a collaboration agreement which provides for a long-term research and development collaboration with Monsanto in the field of agricultural biotechnology, particularly corn seed. The Company and Monsanto also entered into cross-licensing agreements covering insect-resistant and herbicide-tolerant corn products targeted to reach the market over the next few years.

          The Investment Agreement provides that if the Company issues new shares of its Class A Common Stock or Class B Common Stock pursuant to any of the Company's employee benefit plans, Monsanto may purchase from the Company a sufficient number of shares to maintain its permitted percentage ownership of Class A Common Stock and Class B Common Stock. During the second quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company completed two sales of equity to Monsanto pursuant to such provisions. Monsanto purchased from the Company 24,102 (after taking into account the two-for-one stock split that was made to shareholders of record on July 25, 1997) and 156,024 newly issued shares of Class B Common Stock at aggregate prices of $590,725 and $6,299,957 respectively. As provided in the Investment Agreement, the price for the shares was based upon a specified twenty-day average closing price on the applicable securities exchange for the Class B Common Stock.

          The collaboration agreement between the Company and Monsanto has an initial term of ten years and includes a series of cash





          payments from Monsanto to the Company originally aggregating $19,500,000 over the initial term. In 1998, the collaboration agreement was amended to accelerate the payments into earlier years and to reduce the aggregate amount to $18,500,000. The amendment did not materially change the net present value of the payments, however. During fiscal 1998, Monsanto paid $6,000,000 to the Company under the collaboration agreement.

          As part of the cross license agreements entered into between Monsanto and the Company, each party has an obligation to share with the other certain royalties and technology fees it receives that are related to seed corn that contains the applicable insect resistance or herbicide tolerance. The Company estimates a net payment from Monsanto of approximately $3,300,000 under the licenses for sales during fiscal 1998.

          The Company sold soybean products for which the Company collected a royalty or technology fee on behalf of Monsanto from the ultimate purchaser of the products, but was not entitled to share the net proceeds with Monsanto. For sales during fiscal 1998, the Company paid Monsanto approximately $11,000,000 for such products, net of certain service fees the Company was permitted to retain. The Company and subsidiaries of Monsanto also purchased germplasm, seed and specialty corn products from each other. The Company paid Monsanto a net of approximately $1,800,000 as a result thereof. The Company believes that the terms of each of the agreements pursuant to which such payments were made were at least comparable to the terms Monsanto and the Company provided to other seed companies, as the case may be.

          Also, in an effort to increase available supplies of certain seeds to farmers in fiscal 1998, Monsanto paid to the Company approximately $5,750,000 to help cover the Company's incremental winter production costs.

                           CERTAIN SHAREHOLDER AGREEMENTS

          The following describes certain provision of (i) a Voting Trust Agreement (the `Voting Trust Agreement') among each of Douglas C. Roberts, Virginia Roberts Holt, John T. Roberts, Charles C. Roberts and Mary R. Roberts (the `Voting Trustees'), individually and as trustees of trusts created for the benefit of their spouses or children (the Voting Trustees and such trust being referred to as the `Shareholders'), (ii) a Roberts Family Shareholder Agreement among the Shareholders, (iii) a Stockholders' Agreement (the `Monsanto Stockholders' Agreement') among the Shareholders and Monsanto and (iv) a Stockholders Agreement (the `1998 Stockholders Agreement') among Monsanto and the Shareholders entered into in connection with Merger Agreement. The following descriptions are only a summary of certain provisions of such agreements and are qualified in their entirety by reference to the agreements themselves which are incorporated herein by reference and a copy or form of which has been filed with the Commission.

          VOTING TRUST AGREEMENT

          Pursuant to the terms of the Voting Trust Agreement, the shares of Class A Common Stock listed above under `Security Ownership of Management' as being beneficially owned by the Voting Trustees were transferred to the Voting Trustees for deposit pursuant to the Voting Trust Agreement, and the Voting Trustees issued trust certificates (`Trust Certificates') in respect of such shares. The Voting Trust Agreement provides that any Shareholder who subsequently acquires any shares of Class A Common Stock of the Company will deposit such shares with the Voting Trustees to be held pursuant to the Voting Trust Agreement (any shares deposited with the Voting Trustees pursuant to the Voting Trust Agreement are referred to as `Subject Shares').

          The Voting Trust Agreement provides that the Voting Trustees have full right and power to vote all Subject Shares upon all matters submitted to a vote or consent of shareholders of the Company and that the Voting Trustees will vote all Subject Shares as a unit in accordance with the determination of a majority of the Voting Trustees, except that with respect to the Investment Agreement Matters (as defined herein under `__ Monsanto Stockholders' Agreement') or business combinations (as defined in the Monsanto Stockholders' Agreement) involving the Company (`Company Business Combinations'), the Voting Trustees will vote in accordance with the instructions of holders of Trust Certificates or, if no instructions are given, in accordance with the recommendation of the Board of Directors of the Company.

          All dividends or distributions upon the Subject Shares will be paid by the Voting Trustees to the holders of Trust Certificates ratably based on the number of Subject Shares reflected on the





          Trust Certificates except that any dividend or distribution of voting stock of the Company will be deposited pursuant to the Voting Trust Agreement.

          The Voting Trustees have no power to sell or otherwise dispose of any Subject Shares, except that the Voting Trustees are required to tender or exchange Subject Shares in accordance with the terms of any tender or exchange offer if (i) the Voting Trustees are so instructed by the holder of the Trust Certificate for such Subject Shares and (ii) such tender or exchange offer, if consumated, would result in the beneficial ownership by a group or person of all of the shares of Class A and Class B Common Stock and the Company has previously published its position or recommendation with respect to such tender or exchange offer pursuant to applicable rules under the Securities Exchange Act of 1934 (any such tender or exchange offer pursuant to applicable rules under the Securities Exchange Act of 1934 (any such tender or exchange offer described in this clause (ii) being referred to as a `Qualifying Tender Offer').

          The Voting Trust Agreement will terminate with repect to any Subject Share on the earliest to occur of (i) the withdrawal of such Subject Shares in accordance with the provisions of the Roberts Family Shareholder Agreement, (ii) the written agreement of all Voting Trustees and (iii) when the voting of such Subject Share ceases to be vested in the Voting Trustees.

          ROBERTS FAMILY SHAREHOLDER AGREEMENT

          The Roberts Family Shareholder Agreement provides that no Shareholder will sell, withdraw from the Voting Trust Agreement or otherwise dispose of any interest in Subject Shares, except as provided in the Roberts Family Shareholder Agreement. Each Shareholder has agreed not to sell, convey, transfer, assign or otherwise dispose of (`transfer') any interest in any Class A Common Stock or other voting common or voting preferred stock of the Company, any option, warrant or other right to acquire Class A Common Stock or such other voting stock (collectively, `Company Voting Stock'), unless such Shareholder has withdrawn the Subject Shares from the Voting Trust Agreement after compliance with the procedures described in the following paragraph.

          Any Shareholder desiring to withdraw Subject Shares from the Voting Trust Agreement must give written notice to the other Shareholders, each of whom will then have an option to purchase his or her pro rata portion of such Subject Shares at a market price based on a thirty day average of the daily closing prices for the Class B Common Stock on the New York Stock Exchange (or, if there is no such daily market price, an appraised value for such Subject Shares). If such other Shareholders have not elected to acquire all of such Subject Shares, then each Shareholder who elected to acquire Subject Shares will have a further option to purchase his or her pro rata portion of the Subject Shares which such other Shareholders have not elected to acquire. Any Subject Shares not acquired by such other Shareholders after such further option may be withdrawn from the Voting Trust Agreement and will no longer be subject to the Roberts Family Shareholder Agreement.

          The Roberts Family Shareholder Agreement provides that the restrictions on transfer therein will not apply to certain permitted transfers (`Permitted Transfers') specified therein, including (i) certain pledges of Company Voting Stock, (ii) a transfer of Company Voting Stock to other Shareholders or their spouses, descendants or certain other trusts or other entities,
          (iii) any exchange, conversion or transfer of Company Voting Stock in connection with a Company Business Combination, other than any agreement to transfer prior to the Company's execution of an agreement with respect to such Company Business Combination or (iv) any tender or exchange in accordance with the terms of a Qualifying Tender Offer.

          The Roberts Family Shareholder Agreement will terminate on January 31, 2006.

          MONSANTO SHAREHOLDERS' AGREEEMENT

          The Monsanto Stockholders' Agreement was entered into in connection with a series of agreemnts between the Company and Monsanto described above under `Certain Transactions,' including the Investment Agreement.





          The Investment Agreement provides, among other things, that (i) Monsanto was entitled to nominate one member to the Company's Board of Directors (pursuant to such provision Robert T. Fraley was appointed to the Board on April 16, 1996) and that Monsanto could nominate for election at the Company's 1997 annual meeting of stockholders, an additional member (pursuant to such provision Wiliam M. Ziegler was elected) to the Company's Board (any such nominee or nominees being referred to as `Monsanto Nominees'),
          (ii) the By-Laws of the Company were amended to (a) state that the primary business of the Company is the research-based production, marketing, licensing and sale of agronomic seed, including both technology related thereto and products derived therefrom, (b) state that the use of voting securities by the Company to facilitate strategic collaborations is in the Company's best interests (but as to any one strategic collaboration the maximum amount of voting securities of the Company to be issued to any individual, entity or group will not exceed 10% of the voting securities of the Company then outstanding) and (c) prohibit the Company from acquiring any business or assets outside of such primary business that would constitute a substantial part (as defined in the Investment Agreement) of the Company provided that such By-Law amendments permit the Company to change its primary business, issue voting securities to facilitate a strategic collaboration or acquire any business outside of such primary business unless three of the members of the Board vote against the resolution relating to such change or transaction (such By-Law provisions described in this clause (ii) being referred to as the `By-Law Provisions') and
          (iii) while Monsanto beneficially owns either 5% of the Class A Common Stock or 20% of the Class B Common Stock, if the Company proposes to issue for cash (subject to specified limitations) any shares of Common Stock, securities convertible into such shares or options, warrants or rights to acquire such shares (`Equity'), Monsanto will have the right to purchase all or any portion of its pro rata share of such Equity on the terms set forth in the Investment Agreement (the provisions described in this clause
          (iii) being referred to as the `Equity Purchase Provisions' and the provisions described in clauses (i), (ii) and (iii) being referred to as the `Investment Agreement Matters').

          Pursuant to the Merger Agreement, the Comapny has agreed that the By-Law Provisions will be eliminated in their entirety immediately upon the acquisition of Shares in the Offer.

          The Monsanto Stockholders' Agreement provides that each Shareholder will use best efforts to attend each stockholder meeting for purposes of establishing a quorum and will vote all of its shares of any voting stock of the Company (`Voting Stock') in favor of any Monsanto Nominee recommended by the Board of Directors of the Company provided that such Monsanto Nominee is reasonably satisfactory to the Company. In addition, the Monsanto Stockholders' Agreement provides that each Shareholder will not, without the consent of Monsanto initiate any action what would result in the amendment of the By-Law Provisions and that each Shareholder will vote its Voting Stock in favor of any proposed amendment to the Company's certificate of incorporation to increase the Comany's authorized capital stock, which amendment is required in order for the Company to comply with the Equity Purchase Provisions.

          The Monsanto Stockholders' Agreement provides that except for certain permitted transfers, no Shareholder may transfer any interest in its Voting Stock except as provided by the Monsanto Stockholders' Agreement, and that, with limited exceptions, no Shareholder will convert any Class A Common Stock to Class B Common Stock until such time as such Shareholder has entered into a binding agreement to sell or convey such Class B Common Stock to a third party.

          If any Shareholder desires to transfer any interest in its Voting Stock (other than certain permitted transfers) such Shareholder will make a written offer to Monsanto (a `Shareholder Offer') to purchase such Voting Stock and Monsanto will have the option to purchase all but not less than all of such Voting Stock for the price and upon the terms upon which such Shareholder proposes to transfer such Voting Stock. If Monsanto rejects the Shareholder Offer, Monsanto has the exclusive right for a period of time to propose alternative terms for such purchase. If Monsanto does not accept the Shareholder Offer and Monsanto and such Shareholder have not otherwise reached an agreement regarding such purchase within such time period, then such Shareholder may offer and sell such Voting Stock to any person or entity on terms that are at least as favorable to such Shareholder as those set forth in the Shareholder Offer or those offered by Monsanto in any counteroffer.

          In the event of any involuntary transfer of any Voting Stock
          (other than certain permitted transfers), Monsanto will have an exclusive option to purchase all but not less than all of the Voting Stock subject to the involuntary transfer in cash at a purchase price (i) based on a thirty day average of the daily closing prices for the Class B Common Stock on the New York Stock Exchange or (ii) if the Voting Stock is not Class A Common Stock





          or if the Class B Common Stock is not publicly traded, based on the fair market value thereof determined by an investment banking firm.

          The Monsanto Stockholders' Agreement is effective until the earlier of (i) the termination of the collaboration agreement entered into between the Company and Monsanto (except if it is terminated by reason of a material breach thereof by the Company or by reason of a governmental decree caused by voluntary action of the Company), (ii) Monsanto owning less than 5% of the outstanding Class A Common Stock or less than 50% of the highest percent of the outstanding Common Stock beneficially owned by Monsanto after completion of any purchases in the market of Class B Common Stock by Monsanto as permitted under the Investment Agreement during the one year period after the March 8, 1996 closing under the Investment Agreement (the `Closing'), (iii) the termination of the Investment Agreement or (iv) the eleventh anniversary of the Closing or any subsequent anniversary of such Closing upon notice by Monsanto or a majority in interest of the Voting Stock by persons who are then Shareholders.

          1998 STOCKHOLDERS AGREEMENT

          Concurrently with the execution and delivery of the Merger Agreement, and as a condition to Monsanto's willingness to enter into the Merger Agreement, Monsanto and the Shareholders entered into the 1998 Stockholders Agreement with the Voting Trustees, individually and in his or her capacity as such Voting Trustee under the Voting Trust Agreement, and the registered holders of trust certificates, individually and in his or her capacity as such registered holder (the `Registered Holders').

          Voting and Tender. Contemporaneously with the execution and delivery of the 1998 Stockholders Agreement, each Registered Holder provided certain written instructions to the Voting Trustees (the `Voting and Tendering Instructions'). The Voting and Tendering Instructions instruct the Voting Trustees, in accordance with the provisions of the Voting Trust Agreement, to take the following actions on behalf of the Registered Holders:
          (a) at any duly noticed meeting of the stockholders of the Company called to vote upon the Merger Agreement and the transactions contemplated thereby or at any adjournment thereof (or in any other circumstances under which a vote, consent or approval with respect to the Merger Agreement and the transactions contemplated thereby is sought), to vote all of the 2,671,650 Shares of Class A Common Stock held of record by the Voting Trustees pursuant to the Voting Trust Agreement (the `Voting Trust Shares') in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby;
          (b) to be present (in person or by proxy) at any duly noticed meeting of the stockholders of the Company or at any adjournment thereof (or in any other circumstances under which vote, consent to approval is sought) with respect to any Business Combination (as such term is defined in the 1998 Stockholders Agreement) other than the Merger and to vote (or cause to be voted) all of the Voting Trust Shares against any such Business Combination; and (c) to tender as soon as practicable (and in any event not later than two business days prior to the first scheduled expiration date of the Offer) all of the Voting Trust Shares pursuant to the Offer and not to withdraw such tendered shares. The Voting and Tendering Instructions are irrevocable.

          Pursuant to the 1998 Stockholders Agreement, the Voting Trustees and Registered Holders have agreed, among other things, that so long as the 1998 Stockholders Agreement is in effect, the Voting Trustees will cast such votes, consents or other approvals and take or cause such actions in accordance with the Voting and Tendering Instructions. In addition, pursuant to the 1998 Stockholders Agreement, the Voting Trustees have agreed not to take any action inconsistent with the Voting and Tendering Instructions, and each Registered Holder has agreed not to take any action that would amend or nullify the Voting and Tendering Instructions or in any way restrict or limit the performance of such Registered Holder's obligations under the 1998 Stockholders Agreement or the consummation of the transactions contemplated by the Merger Agreement.

          The 1998 Stockholders Agreement further provides for, among other things, during the term of the 1998 Stockholders Agreement: (i) restrictions on the transfer of any Voting Trust Shares or the taking of certain actions with respect to such Voting Trust
          Shares, other than pursuant to the Offer, the Merger or the 1998 Stockholders Agreement; (ii) the prompt deposit of Shares acquired upon exercise of options held by certain of the Registered Holders (the `Voting Trust Option Shares') into the





          trust governed by the Voting Trust Agreement such that, thereafter, the Voting Trust Option Shares shall be deemed Voting Trust Shares for purposes of the 1998 Stockholders Agreement;
          (iii) with respect to certain other agreements governing the relationship among the Voting Trustees and the Registered Holders (as such agreements are collectively defined in the 1998 Stockholders Agreement, the `Family Shareholder Agreements'), further assurances by the Voting Trustees and the Registered Holders to amend the Family Shareholder Agreements to the extent necessary (and not to otherwise amend such Family Shareholder Agreements) so that each Registered Holder and Voting Trustee can fully perform its obligations under the 1998 Stockholders Agreement; and (iv) the taking of certain actions by the Voting Trustees and Registered Holders in order to effectuate the terms of the 1998 Stockholders Agreement. The 1998 Stockholders Agreement also provides, among other things, for the making of certain representations by each of the Registered Holders, the Voting Trustees and Monsanto.

          Irrevocable Proxy. The Voting Trustees have also granted to Monsanto an irrevocable proxy to vote the Voting Trust Shares in favor of the adoption of the Merger Agreement and the transactions contemplated thereby and against (i) actions or proposals that could reasonably be expected to result in (x) any material breach of the Merger Agreement or (y) any of the closing conditions set forth in the Merger Agreement not being fulfilled,
          (ii) any Business Combination (other than the Merger and the transactions contemplated by the Merger Agreement) and (iii) other extraordinary corporate transactions which would prevent or delay the Merger or the transactions contemplated by the Merger Agreement.

          No Solicitation. The Voting Trustees and the Registered Holders have agreed in the 1998 Stockholders Agreement not to (a) solicit, initiate or knowingly encourage the submission of any Takeover Proposal (as such term is defined in the 1998 Stockholders Agreement) or (b) participate in any discussions or negotiations regarding, or furnish to any person information with respect to, or take any action that could reasonably be expected to lead to, any Takeover Proposal.

          Termination. The 1998 Stockholders Agreement will terminate at the effective time of the Merger. In addition, the 1998 Stockholders Agreement may be terminated: (a) by mutual written consent of Monsanto and a majority of the Voting Trustees; (b) by Monsanto if (i) the Merger Agreement has terminated in accordance with its terms or (ii) in the event that (x) any of the representations and warranties of the Voting Trustees or the Registered Holders in the 1998 Stockholders Agreement shall not be true and correct in all material respects or (y) any of the Voting Trustees or the Registered Holders shall have failed to perform in any material respect any material covenant to be performed by any Voting Trustee or Registered Holder under the 1998 Stockholders Agreement and in the case of (x) or (y) such untruth or incorrectness or such failure cannot be or has not been cured within thirty days after notice thereof; or (c) by a majority of the Voting Trustees, if none of the Voting Trustees or Registered Holders are in violation of their respective obligations under the 1998 Stockholders Agreement and (i) Monsanto or the Purchaser shall not have completed payment for all Shares tendered pursuant to the Offer and not withdrawn by the Outside Date (as defined in the Merger Agreement) for the Offer pursuant to the Merger Agreement, (ii) in the event that
          (x) any of the representations and warranties of Monsanto in the 1998 Stockholders Agreement shall not be true and correct in all material respects or (y) Monsanto shall have failed to perform in any material respect any material covenant to be performed by it under the 1998 Stockholders Agreement and in the case of (x) or
          (y) such untruth or incorrectness or such failure cannot be or has not been cured within thirty days after notice thereof, (iii) subject to the compliance by the Company with its obligations under the best efforts provisions of the Merger Agreement, any Governmental Entity (as defined in the Merger Agreement) has issued an order enjoining or prohibiting the Offer or the consummation of the transactions contemplated by the 1998 Stockholders Agreement or the Merger Agreement and such order has become final and nonappealable, and (iv) the Merger Agreement has terminated in accordance with its terms.



                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

                FORM 8-K


          (a) (1)
          Financial





             Statements
                           The following financial statements of
                           DEKALB Genetics Corporation are
                           included in Part II, Item 8:

                                                                   Page


                           Report of Independent Public             17
                           Accountants

                           Consolidated Statements of Operations
                           for the years ended August 31, 1998,     18
                           1997 and 1996

                           Consolidated Balance Sheets at August    19
                           31, 1998 and 1997

                           Consolidated Statements of Cash Flows
                           for the years ended August 31, 1998,     20
                           1997 and 1996

                           Consolidated Statements of
                           Shareholders' Equity for the years       21
                           ended August 31, 1998, 1997 and 1996

                           Notes to Consolidated Financial         22-43
                           Statements

          (a) (2)
          Financial
             Statement
             Schedules
                           Schedule VIII - Valuation and            68
                           Qualifying Account

                                       PART IV

             (a) (3)                                               Page
            Exhibits


               2A        Agreement and Plan of Merger dated as of   *
                         May 8, 1998 among Monsanto, the
                         Purchaser and the Company [Incorporated
                         by reference to Exhibit 1 to the
                         Company's Schedule 14D-9 as filed with
                         the Commission on May 15, 1998 (the
                         `1998 Schedule 14D-9')]

               2B        Stockholders Agreement dated as of May     *
                         8, 1998 between Monsanto and certain
                         stockholders of the Company.
                         [Incorporated by reference to Exhibit 2
                         to the 1998 Schedule 14D-9]

               3A        Restated Certificate of Incorporation of   *
                         DEKALB Genetics Corporation
                         [Incorporated by reference to Exhibit 3A to Form 10-K filed October 10, 1997
                         (File No. 0-17005)]

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

               4C        Revolving Credit Agreement between
                         DEKALB Genetics Corporation and the        *
                         banks listed therein.  [Incorporated by
                         reference to Exhibit 4C to Form 10-K
                         filed October 10, 1997 (File No. 0-





                         17005)]

                         Other instruments with respect to long-
                         term debt of the Registrant are not
                         filed because the total amount of
                         securities authorized under each such
                         instrument does not exceed 10% of the
                         total assets of the Registrant and its
                         subsidiaries on a consolidated basis and the Company agrees to provide a copy to the Commission upon request.

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

               10C       DEKALB Genetics Corporation Savings and    *
                         Investment Plan [Incorporated by
                         reference to Exhibit 4.3 to Form S-8
                         (File No. 33-33305) dated February 1,
                         1990]**

          (a) (3)
          Exhibits                                                 Page
              continued

               10D       DEKALB Genetics Corporation Pension        *
                         Plan**

               10E       Form of Long-Term Incentive Plan           *
                         Agreement [Incorporated by reference to
                         Exhibit 4B to Form S-8 Registration
                         Statement (Registration No. 33-24875)]**

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

               10H       Employment Agreement between DEKALB        *
                         Genetics Corporation and Richard O. Ryan dated September 1, 1994 [Incorporated by reference to exhibit 10B to Form 10-Q filed April 12, 1995 (File No. 0-
                         17005)]**

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

               10K       Employment Agreement between DEKALB
                         Genetics Corporation and Catherine        69-
                         Mackey dated September 1, 1997             71

               10L       DEKALB Genetics Corporation Retiree        *
                         Health Care Plan.  [Incorporated by
                         reference to Exhibit 4 to the 1998





                         Schedule 14D-9]**

               10M       DEKALB Genetics Corporation Severance      *
                         Pay Plan.  [Incorporated by reference to
                         Exhibit 5 to the 1998 Schedule 14D-9]**

               10N       DEKALB Genetics Corporation Policy and     *
                         Procedure Regarding Reimbursement of
                         Employees for Parachute Payment Taxes
                         and Expenses.  [Incorporated by
                         reference to Exhibit 6 to the 1998
                         Schedule 14D-9]**

               10O       Fifth Amendment to the DEKALB Genetics     *
                         Corporation Savings and Investment Plan.
                         [Incorporated by reference to Exhibit 7
                         to the 1998 Schedule 14D-9]**

               10P       Second Amendment to the DEKALB Genetics    *
                         Corporation Deferred Compensation Plan.
                         [Incorporated by reference to Exhibit 8
                         to the 1998 Schedule 14D-9]**

               10Q       Second Amendment to the DEKALB Genetics    *
                         Corporation Pension Plan. [Incorporated by reference to Exhibit 9 to the 1998
                         Schedule 14D-9]**

               10R       Second Amendment to the DEKALB Genetics    *
                         Executive Retirement Plan.
                         [Incorporated by reference to Exhibit 10 to the 1998 Schedule 14D-9]**

          (a) (3)
          Exhibits                                                 Page
              continued

               11        Computation of Earnings Per Share          72

               21        Subsidiaries of DEKALB Genetics            73
                         Corporation

               23        Consent of Independent Public              74
                         Accountants - Arthur Andersen LLP

               27        Financial Data Schedule

                *        Document has heretofore been filed with
                         the Commission and is incorporated by
                         reference.

               **        Document is a management contract or
                         compensating plan or arrangement.

          (b)            Reports on Form 8-K - No Form 8-K was
                         filed during the three months ended
                         August 31, 1998.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DEKALB GENETICS CORPORATION


          Date: November 30, 1998              By: Bruce P. Bickner
                                                   Bruce P. Bickner
                                                   Chairman, Chief
                                                   Executive Officer
                                                   and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 30th day of November, 1998.


                Signature                         Title

             Richard O. Ryan                      President, Chief

             Richard O. Ryan                      Operating Officer
                                                  and Director


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


             Robert T. Fraley                     Tod R. Hamachek
             Robert T. Fraley                     Tod R. Hamachek





             Paul H. Hatfield                     Virginia R. Holt
             Paul H. Hatfield                     Virginia R. Holt




             Douglas C. Roberts                   John T. Roberts
             Douglas C. Roberts                   John T. Roberts


             H. Blair White
             H. Blair White                       William M. Ziegler


                             DEKALB Genetics Corporation
                   SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNT
                      years ended August 31, 1998, 1997 and 1996
                                (Dollars in thousands)
                Column A            Column B             Column C            Column D      Column E


                                                        Additions


                                   Balance at    Charged to    Charged to                   Balance
                                   Beginning     Costs and       Other                         at
          Description              of Period      Expenses      Accounts     Deductions       End
                                                                                               Of
                                                                                             Period


          Year ended August 31,
          1998:
          Deducted in the
          balance sheet
           from the assets to
          which they
           apply:                  $5,294       $ 2,550       $         0    $ 546 (a)      $ 7,298

             Allowance for
          doubtful accounts
              and notes
          receivable




             Inventory reserve     $18,878      $21,622       $         0    $ 8,679        $31,821




          Year ended August 31,
          1997:
          Deducted in the
          balance sheet
           from the assets to
          which they
           apply:                  $ 3,581      $ 2,761       $         0    $ 1,048 (a)    $ 5,294

             Allowance for
          doubtful accounts
             and notes





          receivable




             Inventory reserve     $13,915      $11,825       $         0    $ 6,862        $18,878




          Year ended August 31,
          1996:
          Deducted in the
          balance sheet
           from the assets to
          which they
           apply:                  $ 2,713      $ 1,233         $ 0          $    365       $ 3,581
                                                                              (a)
             Allowance for
          doubtful accounts
             and notes
          receivable




             Inventory reserve     $14,342      $7,379           $0          $7,806         $13,915








          Notes:
            (a) Uncollectible items written off, less recoveries of items previously written off.





          /TABLE

                                     EXHIBIT 10K
            Employment Agreement between DEKALB Genetics Corporation and
                                     Catherine Mackey


          1. This Agreement is effective September 1, 1997 and shall remain in effect until August 31, 1998 unless extended as provided in Paragraph 3.

          2 Employee is Catherine J. Mackey. The Company is DEKALB Genetics Corporation and its subsidiaries and affiliates.

          3. Employee shall be employed by the Company until the anniversary of the effective date of this Agreement and until each subsequent anniversary of such effective date except that either Employee or the Company may terminate such employment as of any particular such anniversary by providing the other party written notice thereof prior to such anniversary.

          4. Employee shall work for the Company in an executive capacity.

          5. Employee shall perform the duties assigned by the Company (`Duties') at such locations(s) as the Company reasonably requires.

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

          10.Other than in the normal course of Duties with the Company, Employee will not at any time, during or after employment by the Company, disclose any non-public information relating to the Company. Employee agrees to treat as confidential all such information, whether written or otherwise, including but not limited to, information regarding financial reports,





             employees, customers, products, costs, prices, services, research programs, patents, equipment, systems, production procedures, operations, potential acquisitions, new location plans, prospective and executed contracts and other business arrangements.

          11.Upon termination of employment, Employee will return to the Company all assets and all books, records, lists and other written materials, including information in computers or computer disks, whether furnished by the Company or prepared by the Employee, which contain any information relating to the Company's business.

          12.Employee shall make full and prompt written disclosure to the Company of any business opportunity of which Employee becomes aware and which relates to the business of the Company.

          13.All inventions, discoveries, ideas, improvements and designs made or conceived by Employee, and copyrights to all software, writings or other materials prepared by Employee, in each case solely or with others, while employed by the Company, during or after working hours, which are related to the actual or anticipated business of the Company, belong exclusively to the Company. Employee shall make full and prompt written disclosure to the Company of the above. At the request and expense of the Company, either before or after termination of employment, Employee shall execute a written assignment of and shall assist in acquiring and maintaining patent or other proprietary information protection of the Company's rights to such inventions, ideas, improvements, designs or copyrights.

          14.For three years after employment, Employee will not, in any way or capacity, solicit any officer, director, employee or other individual who is affiliated with the Company:

             A.   to leave employment or any position with the Company,

             B.   to compete with the business of the Company, or

             C.   to violate the terms of any agreement with the Company.

          15.For 18 months following termination of Employee's employment with Company for any reason whatsoever, Employee will not, in any way or capacity, participate in or have any employment, consultant, financial, management or other interest in any business enterprise anywhere that engages in or plans to engage in (either at the time of Employee's termination and/or during the 18-month period following such termination) significant or substantial competition with any business conducted by the Company involving the producing, distributing or marketing of hybrid or specialized agricultural seeds or conducting or administering any research activities relating to hybrid or specialized agricultural seeds.

          16.During the period set forth in paragraph 15, the Company shall (except in the case of Employee's termination on account of death or inability to perform Duties due to disability) and without regard to other amounts payable under this agreement pay Employee one-twelfth of Employee's annual base salary and one-twelfth of employee's target annual performance bonus (both at the rate in effect on Employee's termination date) for every one month during the period set forth in paragraph 15. The Company shall not, however, be obligated to make such payments during any period of time that Employee is in breach of paragraph 15 of this Agreement. Notwithstanding the foregoing, in the event the Company terminates the Employee without cause, the payments due each month under this paragraph shall increase by fifty percent. Paragraphs 15 and 16 of this Agreement shall remain in effect throughout Employee's employment by the Company without regard to whether this Agreement is otherwise terminated at an earlier date.

          17.Payments by the Company to Employee pursuant to paragraph 16 shall be in addition to the Company's severance policy under





             change of control. Payments pursuant to paragraph 16 shall not, however, be in lieu of any compensation due Employee for Company's breach of this Agreement (e.g. the Company' obligation to make salary and bonus payments in the event of the Company's termination of Employee without cause during the term of this Agreement or any annual extension thereof). The Company agrees to be liable for, reimburse Employee for, and advance Employee amounts for taxes required to be paid by Employee under Section 4999 of the Internal Revenue Code of 1986, as amended, due to compensation, fringe benefits and other remuneration provided by the Company to the Employee (`Remuneration'), and any interest and penalties with respect to such taxes (such taxes, interest and penalties, `Excise Tax') and to provide the Employee with an additional payment (a `Gross-Up Payment') in an amount such that after payment by the Employee of all taxes (including any interest or penalty imposed with respect to such taxes), including without limitation any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Remuneration. The Company agrees to pay all such amounts pursuant to, and all other amounts with respect thereto provided by and pursuant to, the terms of the Company's policies and procedures in effect at the time of the change of ownership or effective control of the Company pursuant to which such Excise Tax may become payable.

          18.Employee agrees that (a) both the duration and geographic scope of paragraph 15 are necessary to reasonably and adequately protect the Company's businesses, and (b) the compensation provided in paragraph 16 will adequately compensate Employee during transition to new employment or other status.

          19.Employee will not begin employment with another employer without first giving at least thirty days notice to the Company. Prior to accepting any new employment, Employee shall inform his new employer of the existence of this Agreement and provide a copy hereof to such new employer.

          20.Except as otherwise provided in this Agreement, Employee's rights under any employee benefit plan shall not be affected by this Agreement.

          21.Employee has received a copy of both the DEKALB Antitrust
             Compliance Policy and the DEKALB Business Conduct Standards. Employee will adhere to the policies and principles contained therein, and will require all employees reporting to Employee to adhere to those policies and principles.

          22.The Company shall have the right, at its own expense and for its own benefit, to take out life insurance on Employee in such amount or amounts as it shall see fit, and Employee agrees to cooperate with the Company in obtaining such insurance.

          23.The Beneficiary Designation form attached hereto as Exhibit B is a part of this Agreement. In the event of Employee's death when no beneficiary designation is in effect, the Company shall make payment of any amounts to which Employee was entitled to Employee's personal representative, heirs, devisees or legatees. Employee may change Exhibit B at any time, by provided an amended version to the Personnel Department.

          24.Without limiting the rights of the Company to pursue all other legal and equitable rights available to the Company, it is agreed that: (a) the Duties performed by Employee are of a special, unique, unusual and extraordinary character which give them a peculiar value, and the loss of such performance cannot be reasonably and adequately compensated in damages in an action at law, and (b) remedies other than injunctive relief cannot fully compensate the Company for violation of Paragraphs 10 through 19, of this Agreement; accordingly, the Company shall be entitled to injunctive relief to prevent violations of such paragraphs or continuing violations thereof. All of Employee's and Company's covenants in and obligations under Paragraphs 10 through 19, this Agreement shall continue in effect notwithstanding termination of Employee's employment under any circumstances whatsoever.

          25.If in any proceeding a term, geographic or other restriction, covenant or promise contained herein is found to be unreasonable, unlawful or otherwise invalid and for that reason unenforceable, then such term, geographic or other restriction, covenant or promise shall automatically be





             deemed modified to the extent necessary to make it enforceable.

          26.This Agreement shall be binding upon the company, its successors and assigns and upon Employee, Employee's heirs, executors and administrators. This Agreement may be assigned by the Company or transferred by operation of law. Employee agrees that if the Company is sold or Employee is transferred to a subsidiary or affiliate, or from one subsidiary or affiliate to another, all terms and conditions of this Agreement shall remain in force as if it initially had been made with that purchaser, subsidiary or affiliate.

          27.Notices contemplated by this Agreement shall be effective when delivered in writing to the Company at 3100 Sycamore Road, DeKalb, IL 60115, ATTN: General Counsel or to Employee at 62 Maritime Drive, Mystic, CT or 14-1 Matson Ridge, Old Lyme, CT 06371.

          28.This Agreement, including Exhibits A, B and C as they may be amended from time to time, all confidentiality agreements and all invention assignment agreements signed by Employee during any employment with the Company, contain the entire agreement between the parties hereto with respect to the transactions contemplated herein; together they supersede all prior negotiations and other agreements, both oral and written, between the parties and they cannot be modified except by an instrument in writing signed by both parties.

          CAPTION


                                            EXHIBIT 11
                                   DEKALB Genetics Corporation
                          STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                            years ended August 31, 1998, 1997 and 1996
                         (Dollars in thousands except per share amounts)


                                             1998             1997              1996


         BASIC EARNINGS PER SHARE:

            Average shares                  34,577,265        34,250,522       32,515,743
         outstanding*

            Net earnings for basic
         earnings per share
             computation                $       10,328    $       28,781    $      17,025




            Basic earnings per share*         $   0.30          $   0.84         $   0.52







         DILUTED EARNINGS PER SHARE:

            Average shares                  34,577,265        34,250,522       32,515,743
         outstanding*

            Net average additional
         shares outstanding
             assuming dilutive options
         exercised
             and proceeds used to
         purchase treasury
             stock at average market         1,787,502         1,493,528        1,037,906
         price*


            Average number of common
         and common
             equivalent shares              36,364,767        35,744,050       33,553,649
         outstanding





            Net earnings for diluted
         earnings per share
             computation                 $      10,328    $       28,781    $      17,025




            Diluted earnings per              $   0.28          $   0.81         $   0.51
         share*






           *Earnings per share and all share amounts have been adjusted to reflect the two-for-one split of the Common Stock to holders of record July 25, 1997 and the three-for-one split of the Common Stock to holders of record May 10, 1996.

                                     EXHIBIT 21

                     Subsidiaries of DEKALB Genetics Corporation

          The following table sets forth principal subsidiaries of the registrant and indicates as to each such subsidiary the state or other jurisdiction under the laws of which it was organized and the percentage of voting securities thereof owned by the registrant.


                                                          Percentage of
                                        Jurisdiction         Voting
                                             of            Securities
                                        Incorporation     Owned by the
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

          No financial statements are filed for companies in which the registrant recognizes equity in undistributed earnings because all such companies in the aggregate are not considered significant.

                                     EXHIBIT 23

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


          As independent public accountants, we hereby consent to the incorporation of our report dated October 2, 1998, included in this Form 10-K, into the DEKALB Genetics Corporation's previously filed Registration Statement File Numbers 33-24875, 33-33305 and 33-39986.





          ARTHUR ANDERSEN LLP




          Chicago, Illinois
          November 30, 1998